Form 10QSB
period 2000-06-30
EAST COAST AIRLINES INC
filed 2000-08-11
CIK 1113947

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2000

                      Commission file number 000-30797

                           EAST COAST AIRLINES, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                                        14-1818396
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

C/O Sullivan, McBride, Hess & Youngblood, P.C.
4 Tower Place, Albany, NY                                           12203
(Address of principal executive offices                           (zip code)

                                (518) 438-5364
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                                    Outstanding at
                                                               June 30, 2000

Common Stock, par value $0.001                                     526,000

                        ITEM 1.  FINANCIAL STATEMENTS


East Coast Airlines, Inc. - A Development Stage Company
Balance Sheets


                                     June 30, 2000
                                     (Unaudited)      May 31, 2000
Assets
Cash                                 $ 3,059.50           $ 475.00
                                      ---------          ---------
Total Assets                         $ 3,059.50           $ 475.00
                                      =========          =========

  Liabilities and Shareholders' Equity

Accounts Payable                     $ 5,562.08         $ 3,827.00
Taxes Payable                            800.00             800.00
                                      ---------          ---------
Liabilities                            6,362.08           4,627.00
                                      ---------          ---------

Common Stock - $.0001 Par Value -
20,000,000 Shares Authorized -
526,000 Shares and 500,000 Shares
Outstanding at June 30 and
May 31, 2000, respectively                52.60              50.00
Paid In Capital                        3,047.40             450.00
Retained Deficit                      (6,402.58)         (4,652.00)
                                      ---------          ---------
Shareholders' Equity                  (3,302.58)         (4,152.00)
                                      ---------          ---------

Total Liabilities and
  Shareholders' Equity               $ 3,059.50           $ 475.00
                                      =========          =========

See Accompanying Footnotes to Financial Statements

East Coast Airlines, Inc. - A Development Stage Company
Statements of Loss



                              For the Period
                              Since Inception     For the Three
                             (November 17, 1999)  Months Ended    For the Month
                              to June 30, 2000    June 30, 2000   of June 2000

Revenue                                $ -              $ -              $ -
                                 ----------       ----------       ----------


Expenses
 Legal and Accounting Expense      5,562.08         5,562.08         1,735.08
 Miscellaneous Expenses               40.50            40.50            15.50
 Franchise Taxes                     800.00           800.00                -
                                 ----------       ----------       ----------
Total Expenses                     6,402.58         6,402.58         1,750.58
                                 ----------       ----------       ----------

Net Loss                        $ (6,402.58)     $ (6,402.58)     $ (1,750.58)
                                 ==========       ==========       ==========


Weighted Average Shares
of Common Stock                     513,000          513,000          513,000
                                 ==========       ==========       ==========


(Loss) per Common Share             $ (0.01)         $ (0.01)             $ -
                                 ==========       ==========       ==========


See Accompanying Footnotes to Financial Statements

East Coast Airlines, Inc. - A Development Stage Company
Statements of Cash Flows



                              For the Period
                              Since Inception     For the Three
                             (November 17, 1999)  Months Ended    For the Month
                              to June 30, 2000    June 30, 2000   of June 2000




(Uses) / Sources of Cash

Operating Cash Flow
(Loss) for period               $ (6,402.58)     $ (6,402.58)     $ (1,750.58)
Less- Accounts Payable             5,562.08         5,562.08         1,735.08
Less- Franchise Taxes Payable        800.00           800.00               -
                                 ----------       ----------       ----------
Net Cash Used By Operations          (40.50)          (40.50)          (15.50)
                                 ----------       ----------       ----------

Financing
Sale of Common Stock               3,100.00         3,100.00         2,600.00
                                 ----------       ----------       ----------
Net Cash From Financing            3,100.00         3,100.00         2,600.00
                                 ----------       ----------       ----------

Increase In Cash                   3,059.50         3,059.50         2,584.50
Cash - Beginning                        -                -             475.00
                                 ----------       ----------       ----------

Cash - Ending                    $ 3,059.50       $ 3,059.50       $ 3,059.50
                                 ==========       ==========       ==========

Cash Paid for Interest                $ -              $ -               $ -
                                 ==========       ==========       ==========

Cash Paid for Income Taxes            $ -              $ -               $ -
                                 ==========       ==========       ==========


See Accompanying Footnotes to Financial Statements

East Coast Airlines, Inc. - A Development Stage Company
Statement of Shareholders' Equity


                  Number of Shares   Common Stock   Paid In Capital   Deficit   Total


Balance at Inception
(Mid-November, 1999)           -            -             -            -           -
Sale of Common Stock      500,000      $ 50.00      $ 450.00           -      $ 500.00
Deficit for the period
from Inception to
May 31, 2000                   -            -             -    $ (4,652.00)  (4,652.00)
                       ----------      -------     ---------    ----------   ---------
Balance at
May 31, 2000              500,000        50.00        450.00     (4,652.00)  (4,152.00)
                       ----------      -------     ---------    ----------   ---------
Sale of Common Stock       26,000         2.60      2,597.40           -      2,600.00
Deficit for the month
ended June 30, 2000                                              (1,750.58)  (1,750.58)
                       ----------      -------     ---------    ----------   ---------
Balance at
June 30, 2000             526,000      $ 52.60    $ 3,047.40   $ (6,402.58) $(3,302.58)
                       ==========      =======     =========    ==========   =========



See Accompanying Footnotes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Basis Of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of May 31, 2000 and for the period since inception (November 17,1999) then ended, including notes thereto included in the Company's Form 10-SB filed in mid-June 2000.


Organization:

The Company was incorporated in the State of Delaware on November 17, 1999.
From inception through the end of calendar year 1999, and through the end of the first quarter of calendar year 2000, the Company was dormant and there were no activities conducted by the Company. The Company intends to become a fully certified Federal Aviation Regulation Part 121 air carrier.

East Coast's business purpose is to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. The Company intends to be an independent carrier, not affiliated with any major airline.

Starting in operations in New York State, the Company intends to expand throughout the Northeast and then to the Middle Atlantic States.



Development Stage Operations:

From inception through the end of calendar year 1999, and through the end of the first quarter of calendar year 2000, the Company was dormant and there were no activities conducted by the Company. Accordingly, financial transactions were first recorded in April of calendar year 2000.

The Company is in its start-up phase and has no operating history. From inception to June 30, 2000, the Company has not recognized any revenue; also, the Company has not capitalized any costs associated with its start-up.

The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. If fundraising activities are not successfully completed, the Company may not be able to meet its obligations as they become due and, accordingly, may not be able to continue its business operations as presently anticipated.


Income Taxes:

The Company has not recognized any provision for the tax benefits associated with its loss from inception to June 30, 2000. Such loss may be carried forward for tax-return purposes. However, the Company is unable to predict the nature, timing and extent of near-term profitability; accordingly the Company presently intends to recognize such carryforward benefits when realized.


Note 2 - Shareholders' Equity

The Company has a single class of Common Stock with a par value of $0.0001 per June 30, 2000, 526,000 shares were issued and outstanding. The president of the Company was issued 475,000 shares in April of 2000. The secretary of the Company was also issued 25,000 shares in April of 2000.

Since inception, the Company issued shares of its stock to investors for cash as follows:
                       Number of
Date of Issue           Shares         Amount
April, 2000             500,000          500
June, 2000               26,000        2,600
                     ----------   ----------
                        526,000       $3,100
                     ==========   ==========

Such shares were issued without registration in reliance on exemptions in federal securities laws, including, in part, an exemption that permits issuance of stock up to $1 million without registration of the securities.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule
13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

The Company is in the initial stages of startup and is continuing to explore the feasibility of raising sufficient capital to implement its business plan. The Company has been in the developmental stage since inception (November 17, 1999).

The Company has, and will continue to have until it raises sufficient amounts, limited capital with which to commence operational activities. At the present time, the Company has not commenced operations or any activities beyond the planning stage; furthermore, the Company is unable to predict at the present time when its initial startup stage will be complete and it will be able to commence any operational activities.

The Company has incurred only nominal accrued expenses, without revenues to date.

Until the Company completes its business planning and commences acquiring the assets and resources necessary to execute its business plan, it will continue to have limited needs for additional funding. Thusfar, expenses of its audit, legal and professional requirements, have been and continue to be met by the proceeds from the sale of stock to initial investors. No significant cash or funds are expected to be required for the Company to complete its business planning. The Registrant enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its Officers.

The following language is found in the notes of the Company's financial statements at May 31, 2000 (such statements being included in a previously filed Form 10SB):

"Note 2  - Development Stage Operations

The Company is in its start-up phase and has no operating history. The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. If fundraising activities are not successfully completed, the Company may not be able to meet its obligations as they become due and, accordingly, may not be able to continue its business operations as presently anticipated.."

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be affected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits, subsequent to those presented in Form
10SB12G (as amended), filed by the Company during the quarter.
Exhibit 27 - Financial Data Schedule (for the quarter ended June
30, 2000) is appended to this filing

Reports on Form 8-K

There have been no reports made on Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EAST COAST AIRLINES, INC.

By:	/s/Robert J. Salluzzo
         Robert J. Salluzzo, President


Dated: August 10, 2000

[PERIOD-TYPE]                                    3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                           3,059
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                            3,059
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            53
[OTHER-SE]                                       3,047
[TOTAL-LIABILITY-AND-EQUITY]                     3,059
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                 6,403
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                (6,402)
[INCOME-TAX]                                   (6,402)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (6,402)
[EPS-BASIC]                                      (.01)
[EPS-DILUTED]                                    (.01)