Form 10QSB
period 2000-09-30
EAST COAST AIRLINES INC
filed 2000-11-20
CIK 1113947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

[ ]                    TRANSITION REPORT UNDER SECTION 13 OR
                            15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 000-30797

                            EAST COAST AIRLINES, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                             14-1818396
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                 C/O SULLIVAN, MCBRIDE, HESS & YOUNGBLOOD, P.C.
                      4 TOWER PLACE, ALBANY, NEW YORK 12203
                    (Address of principal executive offices)

                                 (518) 438-5364
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                       Outstanding at
             CLASS                                   SEPTEMBER 30, 2000

COMMON STOCK, PAR VALUE $0.0001                           604,500

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Exhibit Index on Page 11                                            Page 1 of 14

ITEM 1.  FINANCIAL STATEMENTS

East Coast Airlines, Inc. - A Development Stage Company
Balance Sheets

                                                 (Unaudited)
                                                September 30,
                                                    2000
                                                -------------
   Assets

Cash                                                $  4,075
                                                    ---------

  Total Assets                                      $  4,075
                                                    =========

Liabilities and Shareholders' Deficiency

Accrued Liabilities                                 $ 18,300
Taxes Payable                                            800
                                                    ---------

  Total Liabilities                                   19,100
                                                    ---------

    Shareholders' Deficiency

Common Stock, Par Value $0.0001,
20,000,000 Shares Authorized
604,500 Shares Issued
and Outstanding at September 30, 2000                     60
Paid In Capital                                       10,889
Deficit Accumulated During
Development                                          (25,974)
                                                    ---------
  Total Shareholders' Deficiency                     (15,025)
                                                    ---------

Total Liabilities and Shareholders'
Deficiency                                          $  4,075
                                                    =========




               See Accompanying Footnotes to Financial Statements

East Coast Airlines, Inc.
Statements of Loss (unaudited)

                                                              Since Inception
                                                               November 17,            Nine Months            Three Months
                                                               1999 through        Ended September 30,     Ended September 30,
                                                             SEPTEMBER 30, 2000          2000                     2000
                                                             ------------------          ----                     ----
Revenue                                                               -                       -                    -
                                                                 ------------------------------------------------------
Expenses
Legal and Accounting Services                                    $ 22,438                $ 22,438             $ 16,876
Other Corporate Expenses                                            2,552                   2,552                2,511
Taxes                                                                 984                     984                  185
                                                                 ------------------------------------------------------
(Loss) for the Period                                            $(25,974)               $(25,974)            $(19,572)
                                                                 ======================================================

Weighted Average Shares of Common Stock                           567,960                 567,960              567,960
                                                                 ======================================================

(Loss ) per Common Share                                         $ (0.045)               $ (0.046)            $ (0.034)
                                                                 ======================================================








               See Accompanying Footnotes to Financial Statements
                                        3

East Coast Airlines, Inc. - A Development Stage Company
Statements of Cash Flows (unaudited)

                                                                  For the Period
                                                                  Since Inception
                                                                    November 17,             Nine Months
                                                                    1999 through         Ended September 30,
                                                                 SEPTEMBER 30, 2000             2,000
                                                                 ------------------             -----
Operating Cash Flow
(Loss) For the Period                                                $(25,974)               $(19,572)
Less- Accounts Payable                                                 18,300                  12,738
Less- Franchise Taxes Payable                                             800                     -
                                                                     ---------------------------------
Net Cash Used by Operations                                            (6,874)                 (6,834)
                                                                     ---------------------------------

Financing

Sale of Common Stock                                                   10,949                   7,850
                                                                     ---------------------------------

Net Cash From Financing                                                10,949                   7,850
                                                                     ---------------------------------

Increase/Decrease In Cash                                               4,075                   1,016
Cash Beginning                                                            -                     3,059
                                                                     ---------------------------------

Cash Ending                                                          $  4,075                $  4,075
                                                                     =================================

Cash Paid for Interest                                                    -                       -
                                                                     =================================

Cash Paid for Income Taxes                                                -                       -
                                                                     =================================


               See Accompanying Footnotes to Financial Statements

East Coast Airlines Inc.- A Development Stage Company
Statement of Shareholders' Deficiency (unaudited)

                                                                  Common      Paid In
                                                      Shares       Stock      Capital      Deficit       Total
Balance at Inception
(Mid November 1999)                                       -          -            -            -            -


Sale of Common Stock                                  500,000       $50       $   450          -       $    500
Deficit from Inception to
May 31, 2000                                                                                (4,652)      (4,652)
                                                      ----------------------------------------------------------

Balance at May 31, 2000                               500,000        50           450       (4,652)      (4,152)
                                                      ----------------------------------------------------------

Sale of Common Stock                                   26,000         2         2,597          -          2,599
Loss for the Month Ended
June 30, 2000                                             -          -            -         (1,751)      (1,751)
                                                      ----------------------------------------------------------

Balance at June 30, 2000                              526,000        52         3,047       (6,403)      (3,304)

Sale of Common Stock                                   78,500         8         7,842          -          7,850
Loss for the Three Months Ended
September 30, 2000                                        -          -            -        (19,572)     (19,572)
                                                      ----------------------------------------------------------

Balance at September 30, 2000                         604,500       $60       $10,889     $(25,974)    $(15,025)
                                                      ==========================================================













               See Accompanying Footnotes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Basis Of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of May 31, 2000 and for the period since inception (November 17,1999) then ended, including notes thereto included in the Company's Form 10-SB filed on June 13, 2000.


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

Starting with operations in New York State, the Company intends to expand throughout the Northeast and then to the Middle Atlantic States.



Development Stage Operations:

From inception through the end of calendar year 1999, and through the end of the first quarter of calendar year 2000, the Company was dormant and there were no activities conducted by the Company. Accordingly, financial transactions were first recorded in April of calendar year 2000.

The Company is in its start-up phase and has no operating history. From inception to September 30, 2000, the Company has not recognized any revenue; also, the Company has not capitalized any costs associated with its start-up.

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


Income Taxes:

The Company has not recognized any provision for the tax benefits associated with its loss from inception to September 30, 2000. Such loss may be carried forward for tax-return purposes. However, the Company is unable to predict the nature, timing and extent of near-term profitability; accordingly the Company presently intends to recognize such carryforward benefits when realized.


Note 2 - Shareholders' Equity

The Company has a single class of Common Stock with a par value of $0.0001 per share. At September 30, 2000, 604,500 shares were issued and outstanding. The president of the Company was issued 475,000 shares in April of 2000. The secretary of the Company was also issued 25,000 shares in April of 2000.

Since inception, the Company issued shares of its stock to investors for cash as follows:

                       Number of
DATE OF ISSUE           SHARES         AMOUNT
---------------------------------------------
April, 2000             500,000          500
June, 2000               26,000        2,600
July, 2000               78,500        7,850
                     ----------    ----------
                        604,500       10,950
                     ==========    ==========

Such shares were issued without registration in reliance on exemptions in federal securities laws, including, in part, an exemption that permits issuance of stock up to $1 million without registration of the securities.


Note 3 - Related Party Transactions

As described in Note 2, during April 2000, 475,000 shares were sold to the president of the Company, and 25,000 shares were sold to the vice president of the Company at $.001 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company is in the initial stages of startup and is exploring the feasibility of raising sufficient capital to implement its business plan. The Company has been in the development stage since inception (November 17, 1999).

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company would like to have its common shares listed for quotation on the Over-the-Counter Bulletin Board (the "OTC-BB") system operated by the National Association of Securities Dealers. Management believes that the Company will be unable to raise sufficient capital to begin its operations until the Company's common shares are listed on the OTC-BB. To date, the Company has been unable to get its common shares listed on the OTC-BB. As such, the Company will remain essentially dormant until its shares are listed. Even if the Company obtains such a listing, there are no assurances the Company will be successful in raising sufficient capital to commence its operations.

The Company has, and will continue to have until it raises sufficient funds, limited capital with which to commence operational activities. At the present time, the Company has not commenced operations or any activities beyond the planning stage; furthermore, the Company is unable to predict at the present time when its initial startup stage will be complete and it will be able to commence any operational activities.

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to its filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its officers. As of the date of this report, the Company has not received any revenues.

The Company must rely upon loans and investments from affiliates to pay its operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plan. During the twelve months following the filing of this report, management intends to seek a listing of the Company's common shares on the OTC-BB and conduct additional financings to raise the capital necessary to pursue the Company's business plan. As of the date of this report, the Company does not have any commitments for any such financings.

Once the Company completes its business planning and commences acquiring the assets and resources necessary to execute its business plan, the Company will need additional funding. No significant cash or funds are expected to be required for the Company to complete its business planning.

The Company does not anticipate that it will have a significant change in the number of employees until such time as it is able to begin its intended operations.

LIQUIDITY

At September 30, 2000, the Company had a working capital deficit of $15,025, compared to a working capital deficit of $4,152 at May 31, 2000. The decrease in working capital is the result of the net loss incurred during the four months ended September 30, 2000, which was partially offset by the receipt of $10,450 received from the sale of common stock during the four-month period.

From inception through September 30, 2000, the Company received $10,949 from the sale of its common stock.

Subsequent to September 30, 2000, management has provided the Company with approximately $7,500. As of the date of this report, management has not decided whether the funds will be accounted for as a loan or an equity investment. It is anticipated that the Company will continue to rely upon advances and/or equity investments from affiliates for the foreseeable future.

The following language is found in the notes of the Company's financial statements at May 31, 2000 (such statements being included in a previously filed Form 10-SB):

         Note 2  - Development Stage Operations

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2000, the Company recorded a loss of $25,974, of which $22,438 was the result of legal and accounting expenses incurred during the period. In part, the legal and accounting expenses relate to the filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission and the preparation of the Company's Form 211 for submission to the OTC-BB, both of which occurred during the period. In addition, the fees relate to advisory services provided to the Company in connection with the development of its business plan.

During the nine months ended September 30, 2000, net cash used by operations was $6,834. During the period, the Company increased its accrued liabilities by $12,738. Net cash from financing activities during the nine months ended September 30, 2000 was $7,850.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES.

During July 2000, 78,500 shares of common stock were sold for $7,850. The purchasers were family, friends and associates of the officers and directors of the Company, or family, friends and associates of those persons. The sales were made without general solicitation or advertising and during the 12 months prior to the sales the Company had not sold more than $1,000,000 in securities pursuant to Regulation D. No commissions paid in connection with the sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 18, 2000, Daniel J. Baier, CPA, P.C. (the "Firm") resigned as the Company's independent public accountant and terminated any continuing services.

The resignation was caused by concern that the Firm's independence relating to future attest services may be impaired as a result of fees that had been unpaid as of October 18, 2000. If left unpaid, the Firm may have been considered to have accepted a contingent fee arrangement that neither the Firm nor the Company had intended.

The Company is sensitive to the concern of the auditor and has reluctantly acknowledged the resignation. Further, the Company is attempting to make payment of all fees owed.

Prior to the resignation of the Firm, the Company did not consult any other accountant regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

Daniel J. Baier, CPA, P.C. audited the Company's financial statements for the period from inception (November 17, 1999) to May 31, 2000. The Firm's report for the period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except for an explanatory paragraph stating that the Company is in its start-up phase, has no operating history and does not have sufficient liquid assets to finance its anticipated funding needs and obligations. In addition, the explanatory paragraph states that if the Company is not successful in raising additional funds it may not be able to meet its obligations as they become due and the Company may not be able to continue its business operations. During the period of the engagement of the Firm there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Firm would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304 of Regulation S-B during the period from inception (November 17, 1999) to May 31, 2000 and the subsequent interim periods through October 18, 2000.

On November 10, 2000, the Company engaged Wiener, Goodman & Company, P.C. of Eatontown, New Jersey as its new independent public accountant. Prior to the engagement of Wiener, Goodman & Company, the Company did not consult that firm regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

               REGULATION                                                                            CONSECUTIVE PAGE
               S-B NUMBER                                     EXHIBIT                                     NUMBER

                   3.1            Certificate of Incorporation (1)<F1>                                      N/A
                   3.2            Bylaws (1)<F1>                                                            N/A
                   16             Letter re: change in certifying accountant                                 13
                   27             Financial Data Schedule                                                    14
---------------

         (1)<F1> Incorporated by reference to the Exhibits previously filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on June 13, 2000.


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EAST COAST AIRLINES, INC.

Dated: November 20, 2000                By:      /s/Robert J. Salluzzo
                                           -------------------------------------
                                           Robert J. Salluzzo, President
                                           (Principal Financial and Chief
                                            Accounting Officer)