Form 10KSB
period 2000-12-31
EAST COAST AIRLINES INC
filed 2001-04-13
CIK 1113947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT  OF 1934

 For the fiscal year ended                           December 31, 2000
                                    -----------------------------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE  ACT OF 1934

 For the transition period from ___________ to ___________

                        Commission file number: 000-30797

                            East Coast Airlines, Inc.
                            -------------------------
                 (Name of Small Business Issuer in its charter)

               Delaware                                14-1818396
-------------------------------------      --------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification
  incorporation or organization)                        Number)

 C/O Sullivan, McBride Hess & Youngblood, P.C.,
   4 Tower Place, Albany, NY                                12203
-------------------------------------------      ------------------------
  (Address of principal executive offices)               (zip code)

                                 (518) 438-5364
                            Issuer's Telephone Number

                       Securities registered under Section
                           12(b) of the Exchange Act:
Title of each class registered:      Name of each exchange on which registered:
----------------------------         ------------------------------------------
          None                                        None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $.0001
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer is a developmental stage company, and as such has yet to generate any revenues.

The Issuer's stock is not trading on any stock exchange.

As o f April 12, 2001 the registrant has 604,500 common shares outstanding.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

Forward Looking Statements:

Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the control of East Coast Airlines, Inc. ("Company") control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions, labor costs; aviation fuel costs; competitive pressures on pricing; weather conditions; government legislation; consumer perceptions of the Company's products; demand for air transportation in the markets intended to be served by the Company; other operational matters discussed herein and other risks and uncertainties.
Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed.

                                     PART I


Item 1. Description of Business.

Incorporated in November 1999, as a Delaware Corporation, East Coast Airlines Inc. ("Company" or "ECA") intends to become a fully certified Federal Aviation Regulation Part 121 air carrier.

East Coast's business purpose is to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. The Company's primary customer is expected to be the business traveler, the individual most adversely impacted by service disruption in these markets. ECA is intended to be an independent carrier, not constrained by affiliation with any major airline. As such the Company will be free to shape service to the market being served.

Starting with flight operations in New York State, ECA intends to expand throughout the Northeast and then to the Middle Atlantic States.

The company intends to initiate service from as many as three cities within the first year of operation. To meet this objective, the Company will need to acquire a minimum of two aircraft.

In New York ,the Northeast and the Middle Atlantic states, preliminary marketing research has indicated that potential candidates for service could be drawn from a selection of the following cities.

In New York -
- Olean
- Jamestown
- Elmira
- Binghamton
- Ithaca

In the Northeast
- Pittsfield, MA

In Middle Atlantic States
- Cumberland MD.
- Morgantown WV
- Dover DE

All of the locations noted appear to meet the desired criteria referenced above. Final selection of origination points would be made prior to the initiation of the certification process.

The primary emphasis however, during the first phase of operations would be New York.

In addition to scheduled service, the Company intends to consider initiating "on-demand" charter service from service points at or near the points of scheduled service origination. Market research will have to be completed prior to commitment to any program of this nature. If initiated, such charters would be sold in the off hours such as nights and weekends to maximize the utilization of assets while reducing the conflict with scheduled service.

Airlines are essentially capital intensive service organizations. As such, the investment in aircraft and ground support equipment as well as the certification process would represent the preponderance of the use of proceeds resulting from any capital formation program undertaken by the Company.

The Airline Industry: Domestic airline travel has been impacted by the deregulation of the industry, which occurred in 1978. Since that time, governmental approval of route structures and pricing has been eliminated in favor of allowing market demand to dictate which routes are flown by various air-carriers and at what price.

As a result of deregulation, the major and the regional airlines have carried in excess of 700,000,000 passengers in 1999. This in contrast to the 200,000,000 transported in 1980. Deregulation has made airline travel affordable. As a result, the American consumer has now embraced air travel as the preferred means of conveyance. The airlines have also established pricing policies that have insured affordability based on advance purchases.

The predominant current practice by the major airlines is the use of the "hub and spoke" concept whereby passengers are channeled by affiliated regional airlines to a hub airport and consolidated with other arriving passengers for transportation to an ultimate destination. In this manner, load factors on aircraft are optimized for the benefit of economy of scale but oftentimes, the transportation desires of the traveler are subrogated to the needs of the airline to maintain these load factors.

The concept "hub and spoke" has created billion dollar commitments by the airlines to various airports designated as "hubs". For example, US Airways primary hubs are located in Pittsburgh and Philadelphia. Delta Airlines primary hubs are located in Cincinnati and Salt Lake City; North west Airlines, in Detroit and Minneapolis; and Southwest, in St. Louis and Kansas City, Missouri. These financial commitments are now driving the strategies of the various major airlines to achieve higher "feeds" to the respective hubs.

The main strategy being used to increase the feed is the mandating by the major airlines that their regional counterparts upgrade to aircraft carrying between forty and seventy passengers and focus on those markets which will support this equipment. This mandate represents a significant shift from the capacity of current aircraft used by these regional counterparts. Accordingly, this mandate is forcing the regional carriers to abandon or reduce service to small and medium sized markets previously serviced, profitably, with smaller nineteen seat passenger aircraft.

For the smaller to medium-sized communities seeking to maintain or seek scheduled air service for the first time, these industry trends have reduced the probability that service may be provided.

The business traveler who has to travel either to or from these communities has been and will continue to be the most adversely impacted.

A number of Fortune 500 companies have expanded the use of corporate aircraft to minimize the impact of the loss of air service.

In the Northeast, for example, Corning Glass maintains its own thirty passenger corporate shuttle to Newark, New Jersey daily. They have chosen to operate in this manner since no direct service exists from its headquarters (located in Elmira/Corning New York) to Newark, which is a key airport for international departures. USAirways, the primary carrier serving the Corning area, only provides service direct to LaGuardia airport, which significantly restricts corporate travel.

Equipment Choice: The airline intends to acquire and operate British Aerospace Jetstream 32 EP aircraft. This aircraft is a pressurized nineteen passenger airplane with a stand-up cabin as well as on-board lavatory facilities. Pressurization is a key aircraft attribute that allows for flight at altitudes where more favorable weather and aircraft performance conditions may be found. Pressurization of an aircraft also maintains a close to sea level cabin atmosphere at high altitude that generally eliminates the need for continuous oxygen supply for passengers.

Further, the nineteen passenger aircraft will enhance ECA's initiative to market its charter capability. Nineteen passenger aircraft are believed to be highly desired by travel agents setting up leisure tours to gaming institutions as well as corporations requiring the periodic shuttling of personnel.

Competition: In the markets to be served by East Coast Airlines, management believes that there will be no direct competition from other air carriers.

Over the routes being considered in the target market areas, there is nodirect competition from other carriers. For example, a route from Elmira,New York to Newark, New Jersey would entail a flight time of one hour direct. USAirways, the primary carrier would require two stops and seven hours of travel to arrive at the same destination. USAir would charge a roundtrip fare of approximately $900 for this service. ECA's non-discount walkup fare is estimated at approximately $500. Both fares are exclusive of any passenger facility charge (PFC) or Federal Excise Tax(FET).

ECA will not operate in direct competition with any major carrier.

Competition from a start up airline such as ECA is a possibility but management views this as unlikely since the splitting of a market in the locations chosen by ECA would not likely support the operations of two carriers. Further, The two primary thresholds which need to be crossed prior to the initiation of air service are financial and regulatory. Both are interrelated. An entity must demonstrate to the satisfaction of the Department of Transportation, that it has the financial resources to sustain itself for six months without the benefit of operational revenue based on the route structure being used for initial certification. This financing is in addition to the capital requirement for equipment acquisition and certification.

For ECA the total estimated financial requirement is $5,000,000. ECA will operate nineteen passenger aircraft on a limited route structure. For contrast purposes, an operator utilizing jet equipment such as a Boeing 737 will require financing in the range of $10,000,000- to $15,000,000- in order to demonstrate financial fitness to the Department of Transportation.

The standards of certification are found under Federal Aviation Regulation (FAR)
Part 121 and mandate that any airline carrying passengers on aircraft of ten seats or more must maintain a certain staffing profile as well as maintenance and operational procedures to insure that Federal Aviation Administration regulations with regard to safety are met. In the past operators of nineteen passenger aircraft were able to operate under the less stringent requirements of FAR Part 135.

However, indirect competition arises from carriers operating from cities within a few hours driving time of the communities to be served by ECA. For example, from such points, the carriers could offer deep price discounts through advance purchasing or other means causing a certain number of the travelers ECA seeks to attract to drive to these locations in order to take advantage of the discounts being offered.

Except in the most remote areas in the United States, most travelers have access to discounted airfares at major air centers within one to four hours of surface transportation time. The Company believes that travellers weigh the perceived value of the savings to be achieved against the added transportation time; accordingly the added surface transport time may not be a deterrent to the discretionary traveler.

However, unlike the discretionary traveler, the business traveler, who is the ECA's target customer, is significantly disadvantaged due to time and scheduling constraints. The example noted previously with respect to the comparative cost and travel times from Elmira, New York to Newark, New Jersey are believed to be sufficient reason for the business and discretionary traveler to chose ECA.

Marketing Strategy

The marketing efforts relating to scheduled air service will center on the attainment of the following objectives.

- Low cost service,

-On time service, and

-Non stop, direct service when possible

The implementation of the Company's marketing plan prior to service initiation will consist of a coordinated media program involving print, television and radio. The frequency and content of any media would be structured according to a time line, which would begin approximately ninety days prior to beginning service from a given location.

It is also management's intent to engage in a speaker's program involving presentations to civic and business organizations in the communities where service is to be provided.

Employees

ECA did not have any employees during calendar 2000 and has none to date.

Certification

The airline will be seeking certification as a Federal Aviation Regulation Part 121 air carrier. The process is very difficult and there is no guarantee that ECA will become certificated. In the event that ECA is unable to be certified, all money spent in the process will have been lost.

The certification under Part 121 involves an in-depth qualitative review of every aspect of the operation of the airline as well as the financial plan to support that operation. Representative of the nature of the process which would take place are the following actions. The intent of the process is to assure compliance with Part 121.

-Examination of overall administrative duties with a focus on the command and control of all operations and the individuals involved.

-Analysis of all company manuals, policies and procedures relating to the maintenance of the aircraft to be used. Included in this review is also the qualification of the personnel and their respective work histories.

-Examination of all manuals, policies and procedures relating to the flight operations including the training syllabus for the subject aircraft to be used.

-Actual in flight review of operational practices over the intended routes to be flown including the observation and evaluation of the administration of emergency procedures relating to mechanical, weather, terrorist as well as medical situations which may occur. Also included is the evaluation of Company dispatch practices which are integral to flight operations since it is the dispatcher, who in conjunction with the Captain of a flight, will determine an action to be taken with respect to flight.

The certification process is lengthy and can take from six to nine months to complete. It is estimated that the process will cost approximately one-half million dollars.

Regulation

The Federal Aviation Administration ("FAA") regulates all aspects of flight and maintenance operations, airline operations and operational specifications. In some circumstances, the FAA can compel an airline to cease operations while compliance with Federal Aviation Regulations are under review.

Such compliance reviews may be conducted at any time or for any reason based solely on the judgement of FAA personnel. The FAA has the right, on an unannounced basis, to inspect any aspect of the company's flight or maintenance operations. In some cases, an inspection by the FAA can also be prompted by a third party complaint.

In similar fashion, the Department of Transportation ("DOT") oversees the financial fitness of the airline. Statutes require that periodic financial and operating reports be provided to the DOT. If in its judgment, subject to certain guidelines, the DOT believes that the company does not have the financial resource to continue operations, it has the administrative right to suspend the operating certificate of the airline.

In the event either of these regulatory agencies causes an operational stoppage for inspection purposes, the airline could be adversely impacted. Depending upon the time involved until flight operations could be restored, the company may be unable meet its financial obligations.


Fuel Costs

At current prices, fifty percent of the direct operating costs of an aircraft are for fuel.

Due to the ability to make volume purchases of fuel, many major airlines are able to hedge fuel cost increases through agreements with major oil producers. ECA does not have this capability.

Should there be a significant increase in the cost of fuel, ticket prices would have to be increased to accommodate the underlying fuel cost. Any increase in ticket prices would have an immediate and adverse effect on load factors and, therefore, operating revenue.

Competition

Once ECA has developed a profitable route, it is possible that other carriers may attempt to provide service on the same route at fares below those offered by ECA. Were this to occur, the Company's profitability would be adversely impacted through either the loss of sales or the erosion of profit margins related to ticket sales.


Weather

The airline will be operating in the northeast, a region that is weather sensitive insofar as scheduled operations are concerned. Any of the following conditions can occur during the course of a calendar year, all of which have the potential to create significant travel delays.
-Thunderstorms
-Fog
-In-flight icing
-Wind shear
-Turbulence
-Snowfall and blizzard conditions
-Flooding

These same conditions may indirectly affect scheduled operations due to their impact on the airspace infrastructure as well as direct effects on the operational capability of the aircraft the Company intends to operate. In the most adverse circumstances, such conditions have caused airlines to suffer serious financial consequences as a result of operating limits and public perception of the airline itself.

Employee Work Stoppage

The airline is intended to be a non-union organization. Should any segment of the employee base (flight crews, maintenance, or other personnel) attempt to become represented in a collective bargaining process, work interruptions may be threatened or result which could cause cessation of operations with a corresponding adverse financial impact.

Current Management.

The Company's success will depend upon Messrs. Robert Salluzzo and Charles Youngblood, the President and Vice President, respectively, of the Company.

As  officers  and  directors,  it will be their  responsibility  to  secure  the
necessary  certificates,   equipment  and  personnel  as  well  as  oversee  the
implementation of the Company's business plan.

While management has had experience in the aviation industry, management has had no experience in the actual operation of an airline.

Also, in order to secure certification as a Part 121 air carrier, ECA will be required to hire qualified personnel for the following positions.

-Director of Operations
-Chief Pilot
-Chief Inspector
-Chief of Maintenance
-Dispatch Personnel- Initially one to two individuals

None these positions are currently staffed, and it will be necessary to have these individuals hired prior to the start of the certification process.

Item 2. Description of Property.

The Company is presently using the offices of one of its officers and directors, Charles G. Youngblood of Albany, New York on a rent free basis. When the Company acheives the necessary capital raise to fund the commencement of its business operations, it will locate suitable corporate facilities.

Item 3. Legal Proceedings.

         The Company is not a party to any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

         There have been no matters that have required a submission to the shareholders for a vote.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company has registered its class of common shares under the Securities Exchange Act of 1934 and files its annual, quarterly and current reports with Securities and Exchange Commission. The Company has not attempted to establish any trading market for its common shares to date.

The company has thirty- seven shareholders including management who hold shares of the common stock of the Company.

Dividends

The Company has not declared or paid, nor has it any present intention to pay cash dividends on its common stock.

Recent Issues of Unregistered Securities

The Company did not issue any of its securities during the quarter ended Decmeber 31, 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation.


Plan of Operation

The Company is in the initial stages of startup and is exploring the feasibility of raising sufficient capital to implement its business plan. The Company has been in the development stage since inception (November 17, 1999).

The Company has registered its class of common stock on a Form 10-SB registration statement filed pursuant Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

The Company has limited capital and is unable to commence the operations described in its business plan until it raises equity or debt funding. At the present time, the Company has not commenced operations or any activities beyond the planning stage

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to these filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its officers. As of the date of this report, the Company has not generated any revenues.

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

Liquidity

At December 30, 2000, the Company had a working capital deficit of $15,792, compared to a working capital deficit of $4,152 at May 31, 2000. The decrease in working capital is the result of the net loss incurred during the eight months ended December 30, 2000, which was partially offset by the receipt of $10,450 received from the sale of common stock during the period.

From inception through December 31, 2000, the Company received $10,950 from the sale of its common stock. Company management anticipates that it will have to continue to rely upon loans from its officers and directors and the future placement of equity or debt to meet its development stage operating needs.

Results of Operations

During the twelve months ended December 31,2000, the Company recorded a loss of $26,742, of which $23,166 was the result of legal and accounting expenses incurred during the period. In part, the legal and accounting expenses relate to the filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

During the twelve months ended December 31, 2000, net cash used by operations was $8,313. During the period, the Company increased its accrued liabilities by $18,429. Net cash from financing activities during the twelve months ended December 30, 2000 was $10,850.


Item 7. Financial Statements.

The Company's Financial Statements and Notes to Financial Statements are attached hereto as an Exhibit and incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The names of all directors and executive officers of the Company are as follows.

Name                                       Age            Position
Robert J. Salluzzo                         53             President/Chief Executive Officer/Director
Charles G. Youngblood                      42             Vice-President/Director

Mr. Salluzzo is also the Secretary of the Corporation and Mr. Youngblood is also the Treasurer of the Corporation.

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Robert J. Salluzzo  - President / Chief Executive Officer / Director

Mr. Salluzzo is a commercial pilot rated in the Cessna Citation series of business jets. From 1977 through 1985 he flew as a member of the flight department of a Fortune Five Hundred company located in Albany, New York.

Mr. Salluzzo began his professional career with Price Waterhouse & Co. in 1969, specializing in all areas of taxation relevant to multinational corporations, high net worth individuals and various charitable and personal benefit trusts. In 1976 he established his own accounting firm focusing on the needs of emerging businesses. In this capacity, he was involved in the structuring of multi-million dollar asset based credit.
Page 9
facilities as well as integrating funding from economic development agencies into capital formation plans for development stage companies.

In 1985, he merged his firm into a major regional accounting firm located in Albany, New York. Mr. Salluzzo was one of six partners responsible for the substantial growth of the firm. In 1992 he retired to establish a consulting practice aimed solely at the needs of emerging and development stage companies with a concentration in aviation related activities including business planning for airports.

Throughout his professional career, Mr. Salluzzo has been actively involved in aviation pursuits, not only as a pilot but also as a consultant in various aviation matters, including airline certification and management.

He was primarily responsible in a consulting role for the construction of a general aviation airport located in Canadaigua, New York State. He has consulted with numerous communities on air service needs as well as being a guest speaker at aviation seminars. He has also teamed with leading New York State engineering firms in relation to various airport projects throughout New York State.

Charles G. Youngblood - Vice President / Director

Mr. Youngblood is a practising attorney as well as a Certified Public Accountant. He is a partner in the law firm of Sullivan, McBride, Hess & Youngblood P.C. located in Albany, New York.

Mr. Youngblood's area of expertise is corporation law and in that regard has been extensively involved in advising emerging entities with respect to the appropriate corporate status and corporate situs to be used as well as guiding principals as to internal organizational matters such as by law structure, buy sell agreement and other succession issues. As a Certified Public Accountant he is also able to integrate operational planning into the advisement offered.

Mr. Youngblood was an adjucnt professor teaching undergraduate and graduate courses in the taxation of corporate reorganizations as well as general corporate taxation in the School of Business at the State University at Albany.

He is a graduate of the Albany Law School of Union College as well as graduate of Washington State University, having graduated with a Bachelor of Arts Degree in Business Administration.

Compliance with Section 16(a) of The Securities Exchange Act of 1934.

The directors and officers of the Company as well as all shareholders who beneficially own 10% or more of the outstanding common stock of the company have filed all Forms 5 required several days following the required filing dates.
         .

Item 10. Executive Compensation.

None of the company's officers and or directors have received any compensation for services since inception through the date hereof. They have agreed to serve without compensation until operations have commenced.

No deferred compensation, pension, profit sharing, stock option or welfare benefit plan or program has been adopted by the Company for the benefit of its officers or future employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth the record and beneficial ownership of company, common stock, by each executive officer and director as a group as well as for any person or group who is known to be the beneficial owners of more than five per cent (5%) of the commons shares of the Company.

                             Name and Address Of
Title of Class               Beneficial Owner           Amount                     Percentage Of Class
--------------               ----------------           -------                    -------------------
Common                       Robert J. Salluzzo         475,000 shares             78.6%
                             Johnstown, New York

Common                       Charles G. Youngblood      25,000 shares              4.1%
                             Slingerlands, New York

Common                       Jeff S. Potter             50,000 Shares              8.2%

Common                       All Officers and           500,000 shares             82.8%
                             Directors (2 persons)

Item 12. Certain Relationships and Related Transactions.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


Item 13. Exhibits and Reports on Form 8-K .

The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibits Index.

The Company did not file any Forms 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            East Coast Airlines Inc.
-------------------------------------------------------------------------------
                                  (Registrant)

By             /s/ Robert J. Salluzzo
    ---------------------------------------------------------------------------
             Robert J. Salluzzo, President, Chief Executive Officer
                         and Principal Financial Officer

                              Dated: April 13, 2001

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By         /s/ Robert J. Salluzzo
    ----------------------------------------------
           Robert J. Salluzzo Director

                 April 13, 2001

By     /s/ Charles G. Youngblood
    ----------------------------------------------
         Charles G. Youngblood Director

              Dated: April 13,2001

Exhibits Index


Financial Statements and Notes to Financial Statements

(3) (i) Certificate of Incorporation, Incorporated herein by reference to Company's Form 10SB filed with the Commission on June 13, 2000.

(3) (ii) By-Laws of the Company, Incorporated herein by reference to Company's Form 10 SB filed with the Commission on June 13, 2000.


Other Documents Incorporated Herein by Reference


(a) The Company's quarterly reports on Forms 10QSB for the periods ended June 30, 2000 and September 30, 2000.

                            East Coast Airlines, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS


               Contents                                                                Page
               --------                                                                ----
               Independent Auditor's Report                                             15
               Balance Sheet, December 31, 2000                                         16
               Statements of Operations, for the year ended December 31, 2000           17
               Statements of Cash Flows, for the year ended December 31, 2000           18
               Statement of Stockholders' Equity, December 31, 2000                     19
               Notes to Financial Statements                                           20-22

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of East Coast Airlines, Inc.

We have audited the accompanying balance sheet of East Coast Airlines, Inc. (a development stage company) (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the period April 27, 2000 through December 31, 2000 and for the period November 17, 1999 (Date of Formation) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on out audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of East Coast Airlines, Inc. at December 31, 2000, and the results of their operations and their cash flows for the period April 27, 2000 through December 31, 2000 and for the period November 17, 1999 (Date of Formation) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise whose business purpose is to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. The Company intends to be an independent carrier not affiliated with any major airline. As more fully explained in Note 1 of the financial statements, the Company needs to obtain additional financing to fulfill its developmental activities and achieve a level of sales adequate to support its cost structure. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

 /s/     Wiener, Goodman & Company, P.C.
         WIENER, GOODMAN & COMPANY, P.C.
         Certified Public Accountants
         Eatontown, New Jersey
         March 3, 2001

                            EAST COAST AIRLINES, INC

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                ASSETS

                                                                        December 31,
                                                                            2000

Current Assets:
    Cash                                                                     $ 2,537
    Due from stockholder                                                         100
                                                                                 ---

     Total Assets                                                            $ 2,637
                                                                             =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts Payable                                                        $ 15,829
    Accrued Expenses                                                           2,600
                                                                               -----
     Total Liabilities                                                        18,429
                                                                              ------

Stockholders' Deficiency:
    Common stock - $.0001 par value-
     authorized 20,000,000 shares;
     604,500 shares
     Outstanding at December 31, 2000,                                            60
    Additional paid-in-capital                                                10,890
    Deficit accumulated during
     development stage                                                       (26,742)
                                                                             --------
     Total Stockholders' Deficiency                                          (15,792)
                                                                             --------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY DEFICIENCY                                         $ 2,637
                                                                             =======


The accompanying Notes to Financial Statements are an integral part of this statement.

                            EAST COAST AIRLINES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                    Period                    Period
                                                April 27, 2000            November 17, 1999
                                                    through          (Date of formation through
                                               December 31, 2000        December 31, 2000)


Cost and Expenses:
    General and administrative
     expenses                                            $ 26,742                   $ 26,742
                                             -           ---------      -           --------

    Net (loss)                                          $ (26,742)                 $ (26,742)
                                             =          ==========      =          ==========

    (Loss) per Common Share-
     basic and diluted                                    $ (0.09)
                                             =            ========

    Weighted average number of
     common shares outstanding-
     basic and diluted                                    290,519
                                             =            =======



The accompanying Notes to Financial Statements are an integral part of this statement.

                            EAST COAST AIRLINES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                   For the period            Period
                                                   April 27, 2000      November 17, 1999
                                                      through         (Date of Formation)
                                                    December 31,        through December
                                                        2000                31, 2000

Cash flows from operating activities:

Net (loss)                                               $ (26,742)             $ (26,742)
Changes in operating assets
     and liabilities                                        18,429                 18,429
                                                            -------                ------

    Net cash (used in) operating
     activities                                             (8,313)                (8,313)
                                                            -------                -------

Cash flow from financing activities:
    Proceeds from sale of
     common stock                                            10,950                10,950
    Officer loan                                              (100)                  (100)
                                                              -----                  -----
    Net Cash Provided by
     Financing Activites                                    10,850                 10,850
                                                            -------                ------

    Net increase in Cash                                      2,537                 2,537
    Cash - beginning of period                                   -                      -
                                                                 --                    -
    Cash - ending of period                                $ 2,537                $ 2,537
                                                           ========              =======

Supplementary Information:
    Cash paid during the year for:

    Interest                                                   $ -                    $ -
                                                               ====                   ===

    Income taxes                                             $ 800                  $ 800
                                                             ======                 =====



The accompanying Notes to Financial Statements are an integral part of this statement.

                            EAST COAST AIRLINES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                   Deficit
                                                                                                 Accumulated
                                                               Additional                          During
                                Number of        Common          Paid in                         Development
                                  Shares          Stock          Capital          Deficit           Stage
Balance at Inception
     (November 17, 1999)                                $ -             $ -              $ -               $ -

                                                                                                             -
     Net loss                             -               -               -                -
                                                                                                             -
                               -------------  --------------  --------------   --------------  ----------------
                               -------------  --------------  --------------   --------------  ----------------

Balance, December 31, 1999                -               -               -                -                 -

Sale of Common Stock                      -               -               -
                                                                                                             -
     (at $0.001-$0.10 per           604,500              60          10,890                -
     share)                                                                                             10,950

     Net loss                             -               -               -         (26,742)
                                                                                                      (26,742)
                               -------------  --------------  --------------   --------------  ----------------
                               -------------  --------------  --------------   --------------  ----------------

Balance, December 31, 2000          604,500            $ 60        $ 10,890       $ (26,742)    $     (15,792)
                               =============  ==============  ==============   ==============  ================


The accompanying Notes to Financial Statements are an integral part of this statement.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    -------------------------------------------------------------
     POLICIES

Organization

The Company was incorporated in the State of Delaware on November 17, 1999. From inception through December 31, 2000, the Company has not yet commenced operations and no revenue has been derived. Accordingly, the Company is considered a development stage enterprise. There is no assurance that operations will be achieved or that the Company will achieve a profitable level of operations. The Company intends to become a fully certified Federal Aviation Regulation Part 121 air carrier.

East Coast's business purpose is to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. The Company intends to be an independent carrier, not affiliated with any major airline.

The Company intends to begin operations in New York State, and to expand throughout the Northeast and then to the Middle Atlantic States.

Nature of Business and Liquidity

The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

Basic and diluted loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

Income Taxes

At December 31, 2000 the Company has a net operating loss ("NOL") carryforward of approximately $26,750 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by the Internal Revenue Code Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.

New Financial Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended
December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

In March, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
(i) the  definition  of  employees  for purposes of applying APB Opinion No. 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.



2.       COMMON STOCK

The Company has a single class of Common Stock with a par value of $0.0001 per share. At December 31, 2000, 604,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.


3.     RELATED PARTY TRANSACTIONS

The officer of the Company borrowed $100 in September 2000. The receivable at December 31, 2000 is $100.

As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

4.     PRIOR FINANCIAL STATEMENT

Although the Company incorporated November 17, 1999, no capitalization took place until the year 2000 and there was no activity for the period November 17, 1999 (Date of Formation) through December 31, 1999.