Form 10QSB
period 2001-03-31
EAST COAST AIRLINES INC
filed 2001-05-21
CIK 1113947

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGEACT OF 1934

            For the quarterly period ended March 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _________________

              Commission File Number  000-30797

                            EAST COAST AIRLINES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           14-1818396
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification No.)

 C/O SULLIVAN, MCBRIDE HESS & YOUNGBLOOD, P.C., 4 TOWNER PLACE,
                             ALBANY, NEW YORK 12203
                                 (518) 438-5364
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X         NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At May 1, 2001 there were 604,500 shares of Common Stock, $.0001 par value, outstanding.

                            EAST COAST AIRLINES, INC.

                                      INDEX

                                                                                        Page

Part I.  Financial Information                                                            1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31,
                   2001 (unaudited) and December 31, 2000                                 2

                  Statements of Operations  for the Three Months Ended March 31,
                   2001 (unaudited) and the Period November 17, 1999 (Date of
                   Formation) through March 31, 2001                                      3

                  Statements  of Cash Flows for the Three Months Ended March 31,
                   2001 (unaudited) and the Period June 28, 1996 (Date of
                   Formation) through March 31, 2001                                      4

                  Notes to Financial Statements (unaudited)                             5 - 6

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                                7 - 8

Part II. Other Information

  Item 1.         Legal Proceedings                                                        9
  Item 2.         Changes in Securities                                                    9
  Item 3.         Defaults upon Senior Securities                                          9
  Item 4.         Submission of Matters to a Vote of Security Holders                      9
  Item 5.         Other Information                                                        9
  Item 6.         Exhibits and Reports on Form 8-K                                         9

Signatures                                                                                10

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                  The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      EAST COAST AIRLINES, INC
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET

                               ASSETS

                                                                                March 31,               December 31,
                                                                                   2001                     2000

                            Current Assets:


    Cash                                                                         $   273                   $  2,537
    Miscellaneous receivable                                                         100                        100

             Total Assets                                                        $   373                   $  2,637
                                                                               ===========                =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                        Current Liabilities:
    Accounts Payable                                                             $ 18,308                  $ 15,829
    Accrued Expenses                                                                1,614                     2,600

         Total Liabilities                                                         19,922                    18,429
                                                                            --------------              ------------
                      Stockholders' Deficiency:


    Common stock - $.0001 par value-
      authorized 20,000,000 shares;
      604,500 shares
      outstanding at March 31, 2001
      and December 31, 2000                                                            60                        60
    Additional paid-in-capital                                                     10,890                    10,890
    Deficit accumulated during
      development stage                                                           (30,499)                  (26,742)
                                                                                  -----------             ----------
         Total Stockholders' Deficiency                                           (19,549)                  (15,792)

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY DEFICIENCY                                       $    373               $     2,637
                                                                                  ===========              =========

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                               Period
                                                                          November 17, 1999
                                        Three Months Ended               (Date of formation through
                                           March 31, 2001                     March 31, 2001)

Cost and Expenses:
    General and administrative
      expenses                              $       3,757                      $      30,499
                                            --------------                    -------------
    Net (loss)                              $      (3,757)                     $     (30,499)
                                           ===============                    ==============

    (Loss) per Common Share-
      basic and diluted                      $      (0.01)
                                           ==============
    Weighted average number of
      common shares outstanding-
      basic and diluted                           604,500

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                           Period
                                                                                      November 17, 1999
                                                        Three Months Ended            (Date of Formation)
                                                            March 31,                    through March
                                                               2001                         31, 2001

Cash flows from operating
    activities:

Net (loss)                                              $      (3,757)                 $     (30,499)
Changes in operating assets
      and liabilities                                               -                              -
    Increase in accounts payable                                2,479                         18,308
    Increase (decrease) in
      accrued expenses                                           (986)                         1,614
    Net cash (used in) operating
      activities                                               (2,264)                       (10,577)

Cash flow from financing activities:
    Proceeds from sale of
      common stock                                                  -                         10,950
    Miscellaneous receivable                                        -                           (100)
                                                             ---------                       --------
    Net Cash Provided by
      Financing Activites                                           -                          10,850

    Net increase (decrease) in Cash                            (2,264)                            273

    Cash - beginning of period                                  2,537                              -
                                                               -------                       ---------
    Cash - ending of period                              $        273                   $        273
                                                              =========                      ==========
Supplementary Information:
    Cash paid during the year for:
    Interest                                              $         -                    $         -
                                                              =========                      ==========
    Income taxes                                          $       100                    $       900
                                                              ==========                    ============

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

1.  ORGANIZATION

        The balance sheet as of March 31, 2001, and the statements of operations and cash flows for the three months ended March 31, 2001 have been prepared by East Coast Airlines, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of service as a result of shifts by major airlines. At March 31, 2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  LOSS PER SHARE

         Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the three months ended March 31, 2001, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.       COMMON STOCK

       The Company has a single class of Common Stock with a par value of $0.0001 per share. At March 31, 2001, 604,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

       Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.

5.     RELATED PARTY TRANSACTIONS

       The officer of the Company borrowed $100 in September 2000. The receivable at March 31, 2001 and December 31, 2000 is $100.

       As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

6.     PRIOR FINANCIAL STATEMENT

       Although the Company incorporated November 17, 1999, no capitalization took place until the year 2000 and there was no activity for the period November 17, 1999 (Date of Formation) through March 31, 2000.

Item 2.    Management's Discussion and Plan of Operations

                           Forward Looking Statements

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

   The Company has limited capital and is unable to commence the operations described in its business plan until it raises equity or debt funding. At the present time, the Company has not commenced operations or any activities beyond the planning stage.

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

Liquidity

   At March 31, 2001, the Company had a working capital deficit of $19,549, compared to a working capital deficit of $15,692 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the three months ended March 31, 2001.

Results of Operations

Three Months Ended March 31, 2001 compared to
  Three Months Ended March 31, 2000

   General and administrative expenses increased from $-0- for the three months ended March 31, 2000 to $3,257 for the three months ended March 31, 2001. The Company attributes this increase primarily to an increase in professional fees.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  The Company is not a party to any legal proceeding.

         ITEM 2.  CHANGES IN SECURITIES

                  Not applicable.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

         ITEM 5.  OTHER INFORMATION

                    Not applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                    3.1 Certificate of Incorporation*
                    3.2  Bylaws*
                    16.0 Letter re Change in Certifying Accountant*

         (b) The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2001.



----------------
* These exhibits are incorporated by reference from the exhibits previously filed on June 13, 2000 with the Securities and Exchange Commission in its Form 10-SB.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EAST COAST AIRLINES, INC.


                                            BY: /s/ Robert J. Salluzzo
                                            ---------------------------
                                                 Robert J. Salluzzo
                                              Principal Financial and
                                              Chief Accounting Officer


Dated:  May 21, 2001