Form 10QSB
period 2001-06-30
EAST COAST AIRLINES INC
filed 2001-08-14
CIK 1113947

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

 C/O SULLIVAN, MCBRIDE HESS & YOUNGBLOOD, P.C., 4 TOWER PLACE, ALBANY,
                                 NEW YORK 12203
                                 (518) 438-5364
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

      At August 1, 2001 there were 754,500 shares of Common Stock, $.0001 par value, outstanding.

                            EAST COAST AIRLINES, INC.

                                      INDEX

                                                                          Page

Part I.  Financial Information                                              1

  Item 1.     Financial Statements

              Balance Sheets as of June30,
               2001 (unaudited) and December 31, 2000                       2

              Statements  of  Operations  for the Six and Three Months Ended
               June 30, 2001 and 2000 (unaudited) and the Period November 17, 1999 (Date of
               Formation) through June 30, 2001                             3

              Statements of Cash Flows for the Six
               Months Ended June 30, 2001 and 2000 (unaudited)
               and the Period November 17, 1999 (Date of
               Formation) through June 30, 2001                             4

              Notes to Financial Statements (unaudited)                   5 - 6

  Item 2.     Management's Discussion and Analysis
               or Plan of Operations                                      7 - 8

Part II. Other Information

  Item 1.         Legal Proceedings                                         9
  Item 2.         Changes in Securities                                     9
  Item 3.         Defaults upon Senior Securities                           9
  Item 4.         Submission of Matters to a Vote of Security Holders       9
  Item 5.         Other Information                                         9
  Item 6.         Exhibits and Reports on Form 8-K                          9

Signatures                                                                 10

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

                  The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            EAST COAST AIRLINES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                             June 30,               December 31,
                                                                               2001                     2000
                                                                           (unaudited)
Current Assets:
    Cash                                                                  $      431                   $    2,537

    Due from stockholder                                                           -                          100
         Total Assets                                                     $      431                   $    2,637
                                                                             ===========                 =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts Payable                                                      $   16,692                   $   15,829
    Accrued Expenses                                                           2,614                        2,600
    Due to shareholder                                                         5,191                            -
                                                                              ------                      --------
         Total Liabilities                                                    24,497                       18,429
                                                                              ------                      --------
Stockholders' Deficiency:
    Common stock - $.0001 par value-
      authorized 20,000,000 shares;
      754,500 and  604,500 shares
      outstanding at June 30, 2001
      and December 31, 2000                                                        75                          60
    Additional paid-in-capital                                                 11,375                      10,890
    Deficit accumulated during
      development stage                                                       (35,516)                    (26,742)
                                                                              --------                    --------
        Total Stockholders' Deficiency                                        (24,066)                    (15,792)
                                                                            ----------                     --------
         TOTAL LIABILITIES AND

           STOCKHOLDERS' EQUITY DEFICIENCY                                  $     431                 $     2,637
                                                                            ===========                 ===========

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                                              (Date of formation through
                                          Six Months Ended               Three Months Ended           June 30, 2001)
                                             June 30,                         June 30,

                                       2001             2000            2001          2000

Cost and Expenses:
   General and administrative
     expenses                         $   8,774    $    6,403      $   5,017     $    6,403         $     (34,516)
                                     ----------   -----------     ----------    -----------        --------------
   Net (loss)                         $  (8,774)   $   (6,403)     $  (5,017)    $   (6,403)        $      34,516
                                      ==========   ===========     ==========    ===========        =============

     basic and diluted                $   (0.01)   $    (0.01)     $   (0.01)    $    (0.01)
                                      ==========   ===========     ==========    ===========
     common shares outstanding-
     basic and diluted
                                        629,362       513,000        653,951        513,000

                                       ==========  ===========     ==========     ==========

                            EAST COST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Period
                                                                                          November 17, 1999
                                                       Six Months Ended                 (Date of Formation)
                                                           June 30,                       through June
                                            ------------------------------------
                                                 2001                   2000                 30, 2001
                                              ------------            ----------         --------------

Cash flows from operating
activities

Net (loss)                                  $        (8,774)      $     (6,403)      $        (35,516)
Non cash activities
   Stock issued for services                            500                  -                    500
Changes in operating assets
    and liabilities
    Increase in accounts payable                        863              6,362                 16,692
    Increase (decrease) in
      accrued expenses                                   14                  -                  2,614
                                                     -------            -------                ------

Net cash (used in) operating
    activities                                       (7,397)               (41)               (15,710)

Cash flow from financing activities
    Proceeds from sale of
    common stock                                          -               3,100                10,950
    Officer loan                                      5,291                   -                 5,191
Net Cash Provided by
    Financing Activities                              5,291               3,100                16,141
                                                     -------             -------               ------
Net increase (decrease in Cash                       (2,106)              3,059                   431
    Cash - beginning of period                        2,537                   -                     -
    Cash - ending of period                       $     431           $   3,059      $            431
                                                  ==========          ==========       ==============
Supplementary Information
   Cash paid during the year for

   Interest                                       $       -           $       -      $              -
                                                  ==========          ==========       ==============
   Income taxes                                   $       -           $       -      $              -
                                                  ==========          ==========       ==============

                           EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

1.  ORGANIZATION

       The balance sheet as of June 30, 2001, and the statements of operations and cash flows for the six months ended June 30, 2001 have been prepared by East Coast Airlines, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of service as a result of shifts by major airlines. At June 30, 2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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







                                       -5-


3.  LOSS PER SHARE

       Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the six months ended June 30, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.       COMMON STOCK

       The Company has a single class of Common Stock with a par value of $0.0001 per share. At June 30, 2001, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

       In May 2001, the Company issued 150,000 shares of Common Stock for services rendered at $0.001 per share.

5.     RELATED PARTY TRANSACTIONS

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

Liquidity

   At June 30, 2001, the Company had a working capital deficit of $24,066, compared to a working capital deficit of $15,792 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the six months ended June 30, 2001.

Results of Operations

Six Months Ended June 30, 2001 compared to
  Six Months Ended June 30, 2000

   General and administrative expenses increased from $6,403 for the six months ended June 30, 2000 to $8,774 for the six months ended June 30, 2001. The Company attributes this increase primarily to an increase in professional fees.


Three Months Ended June 30, 2001 compared to
  Three Months Ended June 30, 2000

   General and administrative expenses decreased from $6,403 for the three months ended June 30, 2000 to $5,017 for the three months ended June 30, 2001. The Company attributes this decrease primarily to a decrease in professional fees.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                 There are no legal proceedings pending against the Company and the Company is unaware of such legal proceedings contemplated against it.

         ITEM 2.  CHANGES IN SECURITIES:  None

               (c)  Issuance of Unregistered Securities

                    During the second quarter of 2001, the Company issued 150,000 restricted shares of its common stock to an individual for services rendered to the Company. The Company issued these securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Section 4(2).

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

         ITEM 5.  OTHER INFORMATION

                    Not applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                    Not applicable

      (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.


                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EAST COAST AIRLINES, INC.


                                           BY: /s/ Robert J. Salluzzo
                                           ----------------------------
                                                  Robert J. Salluzzo
                                               Principal Financial and
                                               Chief Accounting Officer


Dated:  August 13, 2001