Form 10QSB
period 2001-09-30
EAST COAST AIRLINES INC
filed 2001-11-13
CIK 1113947

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

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

YES  X         NO
    ---           ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At October 24, 2001 there were 754,500 shares of Common Stock, $.0001 par value, outstanding.

                            EAST COAST AIRLINES, INC.

                                      INDEX

                                                                              Page
                                                                              ----
Part I.  Financial Information                                                      1

  Item 1.         Financial Statements

                  Balance Sheets as of September 30,
                   2001 (unaudited) and December 31, 2000                           2

                  Statements of Operations for the Nine and Three Months Ended
                   September 30, 2001 and 2000 (unaudited) and the Period
                   November 17, 1999 (Date of
                   Formation) through September 30, 2001                            3

                  Statements of Cash Flows for the Nine Months Ended September
                   30, 2001 and 2000 (unaudited) and the Period November 17,
                   1999
                   Date of Formation) through September 30, 2001                    4

                  Notes to Condensed Financial Statements (unaudited)             5 - 6

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                          7 - 8

Part II. Other Information

  Item 1.         Legal Proceedings                                                 9
  Item 2.         Changes in Securities                                             9
  Item 3.         Defaults upon Senior Securities                                   9
  Item 4.         Submission of Matters to a Vote of Security Holders               9
  Item 5.         Other Information                                                 9
  Item 6.         Exhibits and Reports on Form 8-K                                  9

Signatures                                                                         10

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                  The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            EAST COAST AIRLINES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                               ASSETS
                               ------
                                                                        September 30,          December 31,
                                                                   ----------------------- ---------------------
                                                                            2001                  2000
                                                                   ----------------------- ---------------------
                                                                        (unaudited)
Current Assets:
    Cash                                                                  $    392                $  2,537
    Due from stockholder                                                        --                     100
                                                                          --------                --------
         Total Assets                                                     $    392                $  2,637
                                                                          ========                ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                          ----------------------------------------

Current Liabilities:
    Accounts Payable                                                      $ 28,728                $ 15,829
    Accrued Expenses                                                         1,000                   2,600
    Due to shareholder                                                       5,191                      --
                                                                          --------                ---------
         Total Liabilities                                                  34,919                  18,429
                                                                          --------                ---------

Stockholders' Deficiency:
    Common stock - $.0001 par value-
      authorized 20,000,000 shares;
      754,500 and  604,500 shares
      outstanding at September 30, 2001
      and December 31, 2000                                                     75                      60
    Additional paid-in-capital                                              11,375                  10,890
    Deficit accumulated during
      development stage                                                    (45,977)                (26,742)
                                                                          --------                --------
         Total Stockholders' Deficiency                                    (34,527)                (15,792)
                                                                          --------                --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY DEFICIENCY                                $    392                $  2,637
                                                                          ========                ========

                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                                                         Period
                                                                                                   November 17, 1999
                                           Nine Months Ended           Three Months Ended     (Date of formation through
                                             September 30,               September 30,            September 30, 2001)
                                      ----------------------------------------------------------------------------------------------
                                             2001         2000          2001        2000
                                             ----         ----          ----        ----
Cost and Expenses:
    General and administrative
      expenses                            $  18,097    $  25,974    $   9,323    $  19,572           $  44,839

    Interest expense
                                              1,138           --        1,138           --               1,138
                                          ---------    ---------    ---------    ---------           ---------

    Net (loss)                            $  19,235    $ (25,974)   $  10,461    $ (19,572)          $  45,977
                                          =========    =========    =========    =========           =========


    (Loss) per Common Share-
      basic and diluted                   $   (0.03)   $   (0.05)   $   (0.02)   $   (0.03)
                                          =========    =========    =========    =========


    Weighted average number of
      common shares outstanding-
      basic and diluted                     629,362      567,960      629,362      569,960
                                          =========    =========    =========    =========

                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period
                                                    Nine Months Ended        November 17, 1999
                                                       September 30,       (Date of Formation)
                                                   ---------------------    through September
                                                      2001        2000           30, 2001
                                                      ----        ----           --------
Cash flows from operating activities:

Net (loss)                                          $(19,235)   $(25,974)       $(45,977)
Non cash activities:
    Stock issued for services
                                                         500          --             500
Changes in operating assets
      and liabilities
    Increase in accounts payable                      12,899      18,300          28,728
    Increase (decrease) in
      accrued expenses                                (1,600)        800           1,000
                                                    --------    --------        --------
    Net cash (used in) operating
      activities                                      (7,436)     (6,874)        (15,749)
                                                    --------    --------        --------

Cash flow from financing activities:
    Proceeds from sale of
      common stock                                        --      10,950          10,950
    Proceeds from officer loan                         5,391          --           5,391
    Payment to officer                                  (100)         --            (200)
                                                    --------    --------        --------
    Net Cash Provided by
      Financing Activities                             5,291      10,950          16,141
                                                    --------    --------        --------

    Net increase (decrease) in Cash                   (2,145)      4,076             392
    Cash - beginning of period                         2,537          --              --
                                                    ---------   --------        --------
    Cash - ending of period                         $    392    $  4,076        $    392
                                                    =========   ========        ========

Supplementary Information:
    Cash paid during the year for:

    Interest                                        $      --    $     --        $    --
                                                    =========    ========        =======

    Income taxes                                    $      --    $     --        $   800
                                                    =========    ========        =======

                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    -------------------------------------------------------------
    POLICIES
    --------

1.  ORGANIZATION

       The balance sheet as of September 30, 2001, and the statements of operations and cash flows for the nine months ended September 30, 2001 have been prepared by East Coast Airlines, Inc. (the "Company" or "East Coast Airlines") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of service as a result of shifts by major airlines. At September 30, 2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

3.     LOSS PER SHARE

       Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the nine months ended September 30, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.     COMMON STOCK

       The Company has a single class of Common Stock with a par value of $0.0001 per share. At September 30, 2001, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

       In May 2001, the Company issued 150,000 shares of Common Stock for services rendered at $0.001 per share.

       Such shares were issued without registration in reliance on the exemption from registration with the United States Securities and Exchange Commission (the "Commission") contained in sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder for small offerings.

5.     RELATED PARTY TRANSACTIONS

       As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

Item 2.    Management's Discussion and Plan of Operations

Forward Looking Statements
--------------------------

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

Plan of Operation
-----------------

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

Liquidity
---------

   At September 30, 2001, the Company had a working capital deficit of $34,527, compared to a working capital deficit of $15,792 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the nine months ended September 30, 2001.

Results of Operations
---------------------

Nine Months Ended September 30, 2001 compared to
------------------------------------------------
  Nine Months Ended September 30, 2000
--------------------------------------

   General and administrative expenses decreased from $25,974 for the nine months ended September 30, 2000 to $18,097 for the nine months ended September 30, 2001. The Company attributes this decrease primarily to a decrease in professional fees.

    Interest expense increased from $-0- from the nine months ended September 30, 2000 to $1,138 for the nine months ended September 30, 2001. The Company attributes this increase primarily to interest on debt owed.


Three Months Ended September 30, 2001 compared to
-------------------------------------------------
  Three Months Ended September 30, 2000
---------------------------------------

   General and administrative expenses decreased from $19,572 for the three months ended September 30, 2000 to $9,323 for the three months ended September 30, 2001. The Company attributes this decrease primarily to a decrease in professional fees.

   Interest expense increased from $-0- for the three months ended September 30, 2000 to $1,138 for the three months ended September 30, 2001. The Company attributes this increase primarily to interest on debt owed.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

         ITEM 2.  CHANGES IN SECURITIES

                  During the second quarter of 2001, the Company issued 150,000 restricted shares of its common stock to an individual for services rendered to the Company. The Company issued these securities pursuant to the exemption for the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2).

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


                                              EAST COAST AIRLINES, INC.


                                              BY: /s/ Robert J. Salluzzo
                                                  ----------------------
                                                      Robert J. Salluzzo
                                                      Principal Financial and
                                                      Chief Accounting Officer


Dated:  November 9, 2001