Form 10KSB
period 2001-12-31
EAST COAST AIRLINES INC
filed 2002-03-29
CIK 1113947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

 (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended       December 31, 2001
                           ---------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                               ------------  ------------

 Commission file number: 000-30797

                            EAST COAST AIRLINES, INC.
                            -------------------------
                 (Name of Small Business Issuer in its charter)


                                 DELAWARE                                                       14-1818396
                      -------------------------------                                 -------------------------------
                      (State or other jurisdiction of                                 (I.R.S. Employer Identification
                      incorporation or organization)                                               Number)

 C/O SULLIVAN, MCBRIDE HESS & Youngblood, P.C., 4 Tower Place, Albany, NY                          12203
 ------------------------------------------------------------------------                      ------------
                (Address of principal executive offices)                                        (zip code)



                                 (518) 438-5364
                                 --------------
                            Issuer's Telephone Number

         Securities registered under Section 12(b) of the Exchange Act:


     Title of each class registered:             Name of each exchange on which registered:
     -------------------------------             ------------------------------------------
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

As of December 31, 2001 the registrant has 754,500 common shares outstanding.

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

As a result of deregulation, the major and the regional airlines have carried in excess of 700,000,000 passengers in 1999. This is in contrast to the 200,000,000 transported in 1980. Deregulation has made airline travel affordable. As a result, the American consumer embraced air travel as the preferred means of conveyance. The airlines have also established pricing policies that have insured affordability based on advance purchases. The events of September 11, 2001 adversely impacted the Airline Industry and caused consumers to rethink their travel plans in general and air travel in particular. The assistance of the federal government in not only improving airport and airline security but in easing the American traveler's concerns about safety has helped the industry to recover a portion of the public confidence that was lost with those events. A repeat of terrorist activity aimed at airline travel would significantly negatively impact the Company along with the rest of the Airline Industry.

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

The concept "hub and spoke" has created billion dollar commitments by the airlines to various airports designated as "hubs". For example, US Airways primary hubs are located in Pittsburgh and Philadelphia. Delta Airlines primary hubs are located in Cincinnati and Salt Lake City; Northwest Airlines, in Detroit and Minneapolis; and Southwest, in St. Louis and Kansas City, Missouri. These financial commitments are now driving the strategies of the various major airlines to achieve higher "feeds" to the respective hubs.

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

In the Northeast, for example, Corning Glass maintains its own thirty passenger corporate shuttle to Newark, New Jersey daily. They have chosen to operate in this manner since no direct service exists from its headquarters (located in Elmira/Corning New York) to Newark, which is a key airport for international departures. US Airways, the primary carrier serving the Corning area, only provides service direct to LaGuardia airport, which significantly restricts corporate travel.

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

Over the routes being considered in the target market areas, there is no direct competition from other carriers. For example, a route from Elmira, New York to Newark, New Jersey would entail a flight time of one hour direct. US Airways, the primary carrier would require two stops and seven hours of travel to arrive at the same destination. USAir would charge a roundtrip fare of approximately $900 for this service. ECA's non-discount walkup fare is estimated at approximately $500. Both fares are exclusive of any passenger facility charge
(PFC) or Federal Excise Tax (FET).

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

Except in the most remote areas in the United States, most travelers have access to discounted airfares at major air centers within one to four hours of surface transportation time. The Company believes that travelers weigh the perceived value of the savings to be achieved against the added transportation time; accordingly the added surface transport time may not be a deterrent to the discretionary traveler.

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

Employees

ECA did not have any employees during calendar years 2000 and 2001 and has none to date.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company is presently using the offices of one of its officers and directors, Charles G. Youngblood of Albany, New York on a rent free basis. When the Company achieves the necessary capital to fund the commencement of its business operations, it will locate suitable corporate facilities.

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

The Company did not issue any of its securities during the quarter ended December 31, 2001.

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

Liquidity
---------

At December 31, 2001, the Company had a working capital deficit of $46,245, compared to a working capital deficit of $15,792 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the twelve months ended December 31, 2001.

From inception through December 31, 2001, the Company received $10,950 from the sale of its common stock. Company management anticipates that it will have to continue to rely upon loans from its officers and directors and the future placement of equity or debt to meet its development stage operating needs.

Results of Operations
---------------------

During the twelve months ended December 31,2001, the Company recorded a loss of $30,953, of which $23,172 was the result of legal and accounting expenses incurred during the period. In part, the legal and accounting expenses relate to the filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

During the twelve months ended December 31, 2001, net cash used by operations was $8,974. During the period, the Company increased its accrued liabilities by $28,370. Net cash from financing activities during the twelve months ended December 30, 2001 was $6,991.

ITEM 7. FINANCIAL STATEMENTS.

The Company's Financial Statements and Notes to Financial Statements are attached hereto as an Exhibit and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names of all directors and executive officers of the Company are as follows.

Name                         Age      Position
----                         ---      --------
Robert J. Salluzzo           53       President/Chief Executive Officer/Director
Charles G. Youngblood        42       Vice-President/Director
Anthony Vickerson            43       Director

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

Mr. Salluzzo began his professional career with Price Waterhouse & Co. in 1969, specializing in all areas of taxation relevant to multinational corporations, high net worth individuals and various charitable and personal benefit trusts. In 1976 he established his own accounting firm focusing on the needs of emerging businesses. In this capacity, he was involved in the structuring of multi-million dollar asset based credit facilities as well as integrating funding from economic development agencies into capital formation plans for development stage companies.

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

He was primarily responsible in a consulting role for the construction of a general aviation airport located in Canandaigua, New York State. He has consulted with numerous communities on air service needs as well as being a guest speaker at aviation seminars. He has also teamed with leading New York State engineering firms in relation to various airport projects throughout New York State.

Charles G. Youngblood - Vice President / Director

Mr. Youngblood is a practicing attorney as well as a Certified Public Accountant. He is a partner in the law firm of Sullivan, McBride, Hess & Youngblood P.C. located in Albany, New York.

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

Mr. Youngblood was an adjunct professor teaching undergraduate and graduate courses in the taxation of corporate reorganizations as well as general corporate taxation in the School of Business at the State University at Albany.

He is a graduate of the Albany Law School of Union College as well as graduate of Washington State University, having graduated with a Bachelor of Arts Degree in Business Administration.

Anthony Vickerson-          Director

Mr. Vickerson is a Founder and was the President of Siren LLC. He is also the General Partner of Redstone Partners, LP, an exempt commodity pool, and has served in that capacity since December 1997. From 1996 to 1997, Mr. Vickerson served as a Senior Vice President of Roan Capital Partners, LP Investment Bankers. From 1995 to 1996, Mr. Vickerson served as Senior Vice President and Sales Manager at Shamus Capital Group Investment Bankers. From 1990 to 1995, Mr. Vickerson served in various capacities at several brokerage firms, including Common Wealth Associates Investment Bankers, and GKN Securities, Inc. He earned a degree in Criminal Justice from Mercy College.

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


                             Name and Address Of
Title of Class               Beneficial Owner           Amount                     Percentage Of Class
--------------               ----------------           -------                    -------------------
Common                       Robert J. Salluzzo         475,000 shares             62.9%
                             Johnstown, New York

Common                       Charles G. Youngblood      25,000 shares              3.3%
                             Slingerlands, New York

Common                       Robert Long                100,000 Shares             13.3%
                             Rhinebeck, New York

Common                       Jeff S. Potter             50,000 Shares              6.6%
                             Denver, Colorado

Common                       Michael Pisani             50,000 Shares              6.6%
                             Short Hills, New Jersey

Common                       All Officers and           501,000 shares             66.4%
                             Directors (3 persons)



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibits Index.

The Company did not file any Forms 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            East Coast Airlines Inc.
            ---------------------------------------------------------
                                  (Registrant)

            By       /s/ Robert J. Salluzzo
               ------------------------------------------------------
                         Robert J. Salluzzo, President, Chief Executive Officer
                                  and Principal Financial Officer

                              Dated: April 13, 2001

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                           By         /s/ Robert J. Salluzzo
                               -----------------------------------------
                                          Robert J. Salluzzo Director

                                                  April 13, 2001

                           By         /s/ Charles G. Youngblood
                               -----------------------------------------
                                          Charles G. Youngblood Director

                                              Dated: April 13,2001

Exhibits Index


Financial Statements and Notes to Financial Statements

(3) (i) Certificate of Incorporation, Incorporated herein by reference to Company's Form 10SB filed with the Commission on June 13, 2000.

(3) (ii) By-Laws of the Company, Incorporated herein by reference to Company's Form 10 SB filed with the Commission on June 13, 2000.


Other Documents Incorporated Herein by Reference


(a) The Company's quarterly reports on Forms 10QSB for the periods ended June 30, 2001 and September 30, 2001.

                            EAST COAST AIRLINES, INC.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                     PAGE
                                                                     ----

Accountants' Report                                                 15 - 16

Financial Statements:
  Balance Sheet as of December 31, 2001 and 2000                      17

  Statement of Operations for each of the years
   in the period ended December 31, 2001 and the
   period November 17, 1999 (Date of Formation) through
   December 31, 2001                                                  18

  Statement of Stockholders' Deficiency for the
   period November 17, 1999 (Date of Formation) through
   December 31, 2001                                                  19

  Statement of Cash Flows for each of the years
   in the period ended December 31, 2001 and the
   period November 17, 1999 (Date of Formation) through
   December 31, 2001                                                  20

  Notes to Financial Statements                                     21 - 23

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of East Coast Airlines, Inc.

We have audited the accompanying balance sheet of East Coast Airlines, Inc. (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the period ended December 31, 2001 and for the period November 17, 1999 (Date of Formation) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on out audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of East Coast Airlines, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period November 17, 1999 (Date of Formation) through December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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




WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

February 8, 2002

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                               ASSETS
                               ------
                                                               December 31,
                                                             2001        2000
                                                           --------    --------

Current Assets:
    Cash                                                   $    554    $  2,537

    Due from stockholder                                         --         100
                                                           --------    --------

         Total Assets                                      $    554    $  2,637
                                                           ========    ========


              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

Current Liabilities:
    Accounts payable                                       $ 36,308    $ 15,829
    Accrued expenses                                          3,600       2,600
    Due to shareholder                                        6,891          --
                                                           --------    --------
         Total Liabilities                                   46,799      18,429
                                                           --------    --------


Stockholders' Deficiency:
    Common stock - $.0001 par value-
      authorized 20,000,000 shares;
      754,500 and 604,500 shares
      outstanding at December 31, 2001 and 2000                  75          60
    Additional paid-in-capital                               11,375      10,890
    Deficit accumulated during
      development stage                                     (57,695)    (26,742)
                                                           --------    --------
         Total Stockholders' Deficiency                     (46,245)    (15,792)
                                                           --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                        $    554    $  2,637
                                                           ========    ========


                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                     Period
                                                  April 27, 2000               Period
                                  Year Ended         through             November 17, 1999
                                 December 31,      December 31,     (Date of formation through
                                     2001              2000             December 31, 2001)
                                 ------------     --------------    --------------------------


Cost and Expenses:
  General and administrative
    expenses                       $ 30,953          $ 26,742                $ 57,695
                                   --------          --------                --------


  Net (loss)                       $(30,953)         $(26,742)               $(57,695)
                                   ========          ========                ========

  (Loss) per common share-
    basic and diluted              $  (0.05)         $  (0.09)
                                   --------          --------

  Weighted average number of
    common shares outstanding-
    basic and diluted               629,362           290,519
                                   ========          ========




                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional        During
                                            Number of         Common         Paid in        Development
                                             Shares            Stock         Capital           Stage            Total
                                            ---------         ------        ----------      -----------         -----

Balance at Inception
     (November 17, 1999)                           --        $     --        $     --        $     --         $     --

     Net loss                                      --              --              --              --               --
                                              -------        --------        --------        --------         --------

Balance, December 31, 1999                         --              --              --              --               --

Sale of Common Stock                               --              --              --              --
     (at $0.001-$0.10 per share)              604,500              60          10,890              --           10,950

     Net loss                                      --              --              --         (26,742)         (26,742)
                                              -------        --------        --------        --------         --------

Balance, December 31, 2000                    604,500              60          10,890         (26,742)         (15,792)


Stock issued for services
     (at $0.001 per share)                    150,000              15             485              --              500

     Net loss                                      --              --              --         (30,953)         (30,953)
                                              -------        --------        --------        --------         --------


Balance, December 31, 2001                    754,500        $     75        $ 11,375        $(57,695)        $(46,245)
                                              =======        ========        ========        ========         ========


                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                                     Period               Period
                                                                                 April 27, 2000      November 17, 1999
                                                          Year Ended                through         (Date of Formation)
                                                          December 31,            December 31,      through December 31,
                                                              2001                   2000                   2001
                                                          ------------           --------------     --------------------

Cash flows from operating activities:
Net loss                                                    $(30,953)              $(26,742)              $(57,695)
    Non cash activities:
      Stock issued for services                                  500                     --                    500

Changes in operating assets
      and liabilities
       Increase in accounts payable                           20,479                 15,829                 36,308
       Increase in accrued expenses                            1,000                  2,600                  3,600
                                                            --------               --------               --------


    Net cash used in operating
      activities                                              (8,974)                (8,313)               (17,287)
                                                            --------               --------               --------

Cash flow from financing activities:
    Proceeds from sale of
      common stock                                                --                 10,950                 10,950

    Proceeds to/from officier loan                             6,891                     --                  6,991

    Payment to officier                                          100                   (100)                  (100)
                                                            --------               --------               --------

    Net Cash Provided by
      Financing Activites                                      6,991                 10,850                 17,841
                                                            --------               --------               --------

    Net (decrease) increase in Cash                           (1,983)                 2,537
                                                                                                               554
    Cash - beginning of period                                 2,537                     --                     --
                                                            --------               --------               --------

    Cash - ending of period                                 $    554               $  2,537               $    554
                                                            ========               ========               ========

Supplementary Information:
    Cash paid during the year for:

    Interest                                                $     --               $     --               $     --
                                                            ========               ========               ========

    Income taxes                                            $     --               $    800               $    800
                                                            ========               ========               ========



                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    -------------------------------------------------------------
    POLICIES
    --------

Organization
------------

The Company was incorporated in the State of Delaware on November 17, 1999. From inception, November 17, 1999, through December 31, 2001, the Company has not yet commenced operations and no revenue has been derived. Accordingly, the Company is considered a development stage enterprise. There is no assurance that operations will be achieved or that the Company will achieve a profitable level of operations. The Company intends to become a fully certified Federal Aviation Regulation Part 121 air carrier.

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

Nature of Business and Liquidity
--------------------------------

The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

Use of Estimates
----------------

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

Loss Per Common Share
---------------------

Basic and diluted loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

Fair Value of Financial Instruments
-----------------------------------

For financial instruments including cash, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

Income Taxes
------------

At December 31, 2001 the Company has a net operating loss ("NOL") carryforward of approximately $58,000 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by the Internal Revenue Code Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.

New Financial Accounting Standards
----------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended December 31, 2000. Such adoption has not resulted in a material impact on the Company's results of operations, financial position or cash flows.

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

2.  COMMON STOCK

a) The Company has a single class of common stock with a par value of $0.0001 per share. At December 31, 2001, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.


b) An additional 150,000 shares were issued to various individuals for the fair market value of services provided at $0.001 per share.

3.  RELATED PARTY TRANSACTIONS

The president of the Company loaned $6,991 to the Company for the year ended December 31, 2001. The amount receivable and due to the officer/stockholder was $100 and $6,881 for the years ended December 31, 2001 and 2000, respectively.

As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

4.  PRIOR FINANCIAL STATEMENT

Although the Company was incorporated November 17, 1999, no capitalization took place until the year 2000 and there was no activity for the period November 17, 1999 (Date of Formation) through December 31, 1999.