Form 10QSB
period 2002-03-31
EAST COAST AIRLINES INC
filed 2002-05-14
CIK 1113947

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

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

      At March 31, 2002 there were 754,500 shares of Common Stock, $.0001 par value, outstanding.

                            EAST COAST AIRLINES, INC.

                                      INDEX

                                                                                Page
                                                                                ----

Part I.  Financial Information                                                    1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31,
                  2002 (unaudited) and December 31, 2001                          2

                  Statements of Operations for the Three Months Ended March 31,
                  2002 and 2001 (unaudited) and the Period November 17, 1999
                  (Date of Formation) through March 31, 2002                      3

                  Statements of Cash Flows for the Three
                  Months Ended March 31, 2002 and 2001 (unaudited)
                  and the Period November 17, 1999 (Date of
                  Formation) through March 31, 2002                               4

                  Notes to Financial Statements (unaudited)                     5 - 7

  Item 2.         Management's Discussion and Analysis
                  or Plan of Operations                                         8 - 10

Part II. Other Information

  Item 1.         Legal Proceedings                                               11
  Item 2.         Changes in Securities                                           11
  Item 3.         Defaults upon Senior Securities                                 11
  Item 4.         Submission of Matters to a Vote of Security Holders             11
  Item 5.         Other Information                                               11
  Item 6.         Exhibits and Reports on Form 8-K                                11

Signatures                                                                        12

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            EAST COAST AIRLINES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                     ------



                                                                     March 31,      December 31,
                                                             --------------------  -------------
                                                                       2002              2001
                                                             --------------------  -------------
                                                                   (Unaudited)
Current Assets:
    Cash                                                         $       154        $       554

         Total Assets                                            $       154        $       554
                                                                 ================  =============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

Current Liabilities:
    Accounts payable                                             $    37,386        $    36,308
    Accrued expenses                                                   4,500              3,600
    Due to shareholder                                                 6,891              6,891
                                                              -------------------  -------------
         Total Liabilities                                            48,777             46,799
                                                              -------------------  -------------

Stockholders' Deficiency:
    Common stock - $.0001 par value-
      authorized 20,000,000 shares;
      754,500 shares outstanding at
      March 31, 2002 and December 31, 2001                                75                 75
    Additional paid-in-capital                                        11,375             11,375
    Deficit accumulated during
      development stage                                              (60,073)           (57,695)
                                                              ------------------   -------------
         Total Stockholders' Deficiency                              (48,623)           (46,245)
                                                              ------------------   -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS'  DEFICIENCY                             $       154         $     554
                                                              ==================   =============

                       See notes to financial statements.

                           EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                                   Period
                                                                                                          November 17, 1999
                                                                    Three Months Ended March 31,       (Date of Formation) through
                                                                     2002                 2001              March 31, 2002
                                                                -----------------------------------    ---------------------------

Cost and Expenses:
    General and administrative
      expenses                                                  $       1,613        $       3,757       $             59,308
    Interest expense                                                      765                   --                        765
                                                               --------------       --------------      ---------------------
                                                                           --                   --                         --

    Net loss                                                    $       2,378        $       3,757       $             60,073
                                                               ==============       ==============      =====================

    Loss per common share-
      basic and diluted                                         $         --         $        0.01
                                                               ==============       ==============
    Weighted average number of
      common shares outstanding-
      basic and diluted                                              754,500              604,500
                                                               ==============       ==============


                       See notes to financial statements.

                           EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                               Period
                                                                                          November 17, 1999
                                                                                         (Date of Formation)
                                                      Three Months Ended March 31,          through March
                                                       2002                 2001              31, 2002
                                                 ----------------   --------------------  --------------------

Cash flows from operating activities:

Net loss                                          $       (2,378)   $            (3,757)   $      (60,073)
Changes in operating assets
      and liabilities
                                                              --                     --                --
    Non cash activities:
      Stock issued for services
                                                              --                                      500
    Increase in accounts payable
                                                           1,078                  2,479            37,386
    Increase (decrease) in
      accrued expenses                                       900                   (986)            4,500
                                                 ---------------    -------------------   ---------------

    Net cash Used in operating
      activities                                            (400)                (2,264)          (17,687)
                                                 ---------------    -------------------   ---------------

Cash flow from financing activities:
    Proceeds from sale of
      common stock                                            --                     --            10,950
    Proceeds from officer loan                                --                     --             6,991
    Payment to officer                                        --                     --              (100)
                                                 ---------------    -------------------   ----------------
    Net Cash Provided by
      Financing Activites                                     --                     --            17,841
                                                 ---------------    -------------------   ---------------

    Net increase (decrease) in Cash
                                                            (400)                (2,264)              154
    Cash - beginning of period                               554                  2,537                --
                                                 ---------------    -------------------   ---------------
    Cash - ending of period                      $           154    $               273   $           154
                                                 ===============    ===================   ===============

Supplementary Information:
    Cash paid during the year for:

    Interest                                     $            --    $                --   $            --
                                                 ===============    ===================   ===============

    Income taxes                                 $           100    $               100   $            --
                                                 ===============    ===================   ===============




                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    -------------------------------------------------------------
     POLICIES
     --------

1.  ORGANIZATION

        The balance sheet as of March 31, 2002, and the statements of operations and cash flows for the three months ended March 31, 2002 have been prepared by East Coast Airlines, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of service as a result of shifts by major airlines. At March 31, 2002, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

3.  LOSS PER SHARE

         Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2002, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.       COMMON STOCK

            The Company has a single class of Common Stock with a par value of $0.0001 per share. At March 31, 2002, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

            In May 2001, the Company issued 150,000 shares of common stock for services rendered at $0.001 per share.

            Such shares were issued without registration in reliance on the exemption from registration, with the United States Securities and Exchange Commission (the "Commission") confirmed in sections 3(b) and 4
       (2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated there under for small offerings.

5.       NEW FINANCIAL ACCOUNTING STANDARDS

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. The Company believes the adoption of SFAS No. 141 will not have a material impact on the Company's results of operations or financial position.

         On June 29, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

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

Plan of Operation
-----------------

   The Company is in the initial stages of startup and is exploring the feasibility of raising sufficient capital to implement its business plan. The Company has been in the development stage since inception November 17, 1999.

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

Liquidity
---------

   At March 31, 2002, the Company had a working capital deficit of $48,623. The Company continues to operate at a loss, as the Company currently has no source of revenue, working capital deficit will continue to increase as additional operating expenses are incurred. Presently the Company has no external sources of cash and is dependent upon loans from management and stockholders and future placement of equity or debt to meet development stage operating needs.

The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain funds to meet obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify a suitable acquisition target and close such acquisition, obtain any additional financing or if the Company is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

   The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 dated February 8, 2002 stated that substantial doubt has been raised about the Company's ability to continue as a going concern. Present business operations do not generate any revenues with which to cover expenses. The Company will have to acquire or merge with other business operations or severally reduce expense to remain viable and the Company cannot assure that it will be able to do so.

Results of Operations
---------------------

Three Months Ended March 31, 2002 compared to
---------------------------------------------
  Three Months Ended March 31, 2001
  ---------------------------------

   General and administrative expenses decreased from $3,757 for the three months ended March 31, 2001 to $1,613 for the three months ended March 31, 2002. The Company attributes this decrease primarily to an decrease in professional fees.

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

                                        EAST COAST AIRLINES, INC.


                                        BY: /s/ Robert J. Salluzzo
                                        ---------------------------------------
                                                Robert J. Salluzzo
                                                Principal Financial and
                                                Chief Accounting Officer


Dated:  May 15, 2002