Form 10QSB
period 2002-06-30
EAST COAST AIRLINES INC
filed 2002-08-12
CIK 1113947

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------   ----------------

              Commission File Number  000-30797
                                      ---------

                            EAST COAST AIRLINES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           14-1818396
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

          C/O SULLIVAN, MCBRIDE HESS & YOUNGBLOOD, P.C., 4 TOWER PLACE,
                             ALBANY, NEW YORK 12203
                                 (518) 438-5364
              -----------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

      At August 1, 2002 there were 754,500 shares of Common Stock, $.0001 par value, outstanding.

                            EAST COAST AIRLINES, INC.

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

Part I.  Financial Information                                              1

  Item 1.         Financial Statements

                  Balance Sheets as of June 30,
                   2002 (unaudited) and December 31, 2001                   2

                  Statements of Operations for the
                   Six and Three Months Ended June 30,
                   2002 and 2001 (unaudited) and
                   the Period November 17, 1999 (Date of
                   Formation) through June 30, 2002                         3

                  Statements of Cash Flows for the Six
                   Months Ended June 30, 2002 and 2001 (unaudited)
                   and the Period November 17, 1999 (Date of
                   Formation) through June 30, 2002                         4

                  Notes to Financial Statements (unaudited)               5 - 7

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                  8 - 11

Part II. Other Information

  Item 1.         Legal Proceedings                                        12
  Item 2.         Changes in Securities                                    12
  Item 3.         Defaults upon Senior Securities                          12
  Item 4.         Submission of Matters to a Vote of Security Holders      12
  Item 5.         Other Information                                        12
  Item 6.         Exhibits and Reports on Form 8-K                         12

Signatures                                                                 13

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      EAST COAST AIRLINES, INC
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET

                             ASSETS
                             ------

                                                        June 30,   December 31,
                                                       ----------- ------------
                                                          2002         2001
                                                       ----------- ------------
                                                       (Unaudited)

Current Assets:
    Cash                                                $    251    $    554
                                                        --------    --------
         Total Assets                                   $    251    $    554
                                                        ========    ========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

Current Liabilities:
    Accounts payable                                    $ 42,102    $ 36,308
    Accrued expenses                                       3,500       3,600
    Due to shareholder                                     9,527       6,891
                                                        --------    --------
         Total Current Liabilities                        55,129      46,799
                                                        --------    --------

Stockholders' Deficiency:
    Common stock - $.0001 par value-
      authorized 20,000,000 shares;
      754,500 shares outstanding at
      June 30, 2002 and December 31, 2001
                                                              75          75
    Additional paid-in-capital                            11,375      11,375
    Deficit accumulated during
      development stage                                  (66,328)    (57,695)
                                                        --------    --------
         Total Stockholders' Deficiency                  (54,878)    (46,245)
                                                        --------    --------
         TOTAL LIABILITIES AND
           STOCKHOLDERS'  DEFICIENCY                    $    251    $    554
                                                        ========    ========

                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                                  Period
                                                                                                            November 17, 1999
                                           Six Months Ended June 30,    Three Months Ended June 30,    (Date of Formation) through
                                              2002             2001        2002            2001                June 30, 2002
                                           -------------------------    ---------------------------    ---------------------------

Cost and Expenses:
    General and administrative
      expenses                             $   6,026        $      --   $   4,413        $   5,017               $  63,721
    Interest expense                           2,607            8,774       1,842               --                   2,607
                                           ---------        ---------   ---------        ---------               ---------

    Net loss                               $  (8,633)       $  (8,774)  $  (6,255)       $  (5,017)              $ (66,328)
                                           =========        =========   =========        =========               =========

    Loss per common share-
      basic and diluted                    $   (0.01)       $   (0.01)  $   (0.01)       $   (0.01)
                                           =========        =========   =========        =========

    Weighted average number of
      common shares outstanding-
      basic and diluted                      754,500          629,362     754,500          653,951
                                           =========        =========   =========        =========



                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                              Period
                                                                                        November 17, 1999
                                                                                       (Date of Formation)
                                                   Six Months Ended June 30,             through June 30,
                                                   2002                 2001                  2002
                                                ---------             ---------        -------------------

Cash flows from operating
    activities:

Net loss                                        $ (8,633)             $ (8,774)             $(66,328)
Changes in operating assets
      and liabilities                                 --                   500                    --
    Non cash activities:
      Stock issued for services                       --                                         500
    Increase in accounts payable                   5,794                   863                42,102
    Increase (decrease) in
      accrued expenses                              (100)                   14                 3,500
                                                --------              --------              --------
    Net cash Used in operating
      activities                                  (2,939)               (7,397)              (20,226)
                                                --------              --------              --------

Cash flow from financing activities:
    Proceeds from sale of
      common stock                                    --                    --                10,950
    Proceeds from officer loan                     2,636                 5,291                 9,627
    Payment to officer                                --                    --                  (100)
                                                --------              --------              --------
    Net Cash Provided by
      Financing Activites                          2,636                 5,291                20,477
                                                --------              --------              --------

    Net increase (decrease) in Cash                 (303)               (2,106)                  251
    Cash - beginning of period                       554                 2,537                    --
                                                --------              --------              --------
    Cash - ending of period                     $    251              $    431              $    251
                                                ========              ========              ========

Supplementary Information:
    Cash paid during the year for:
    Interest                                    $     --              $     --              $     --
                                                ========              ========              ========

    Income taxes                                $     --              $     --              $     --
                                                ========              ========              ========


                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ----------------------------------------------------------------------

1.  ORGANIZATION

    The balance sheet as of June 30, 2002, and the statements of operations and cash flows for the six months ended June 30, 2002 have been prepared by East Coast Airlines, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of service as a result of shifts by major airlines. At June 30, 2002, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

3.  LOSS PER SHARE

    Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the six months ended June 30, 2002, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.  COMMON STOCK

    The Company has a single class of Common Stock with a par value of $0.0001 per share. At June 30, 2002, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

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

5.  NEW FINANCIAL ACCOUNTING STANDARDS

    On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002 the Company adopted SFAS No. 142. The historical results of periods prior to 2002 in the Company's Statement of Operations do not reflect the effect of SFAS No. 142, however the six months and three months ended June 30, 2001 included no amortization expense.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amount of asset, liabilities and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis form making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity
---------

At June 30, 2002, the Company had a working capital deficit of $ 55,129. The Company continues to operate at a loss, as the Company currently has no source of revenue, working capital deficit will continue to increase as additional operating expenses are incurred. Presently the Company has no external sources of cash and is dependent upon loans from management and stockholders and future placement of equity or debt to meet development stage operating needs.

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

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 dated February 8, 2002 stated that substantial doubt has been raised about the Company's ability to continue as a going concern. Present business operations do not generate any revenues with which to cover expenses. The Company will have to acquire or merge with other business operations or severely reduce expense to remain viable and the Company cannot assure that it will be able to do so.

Results of Operations
---------------------

Six Months Ended June 30, 2002 compared to
------------------------------------------
  Six Months Ended June 30, 2001
  ------------------------------

General and administrative expenses decreased from $8,744 for the six months ended June 30, 2001 to $ 6,026 for the six months ended June 30, 2002. The Company attributes this decrease primarily to an increase in professional fees.

Interest expenses increased from $-0- for the six months ended June 30, 2001 to $2,607 for the six months ended June30, 2002. The Company attributes the increase primarily to interest due on loan balances.

Three Months Ended June 30, 2002 compared to
--------------------------------------------
  Three Months Ended June 30, 2001
  --------------------------------

General and administrative expenses decreased from $5,017 for the three months ended June 30, 2001 to $ 4,413 for the three months ended June 30, 2002. The Company attributes this decrease primarily to a decrease in professional fees.

Interest expense increased from $-0- for the three months ended June 30, 2002 to $1,842 for the three months ended June 30, 2002. The Company attributes this increase primarily to interest due on loan balances.

The Company's ability to continue as a going concern is dependent upon its ability to obtain funds to meet its obligations on a timely basis, to identity and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify a suitable acquisition target and close such acquisition, obtain and additional financing or, if the Company is able to obtain additionally financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed would have a material adverse effect on the Company's operating results.

The Independent Auditors Report and Note 1 of the Financial Statements for the year ended December 31, 2001 state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate any revenues with which to cover the Company's expenses. The Company will have to acquire or merge with other business operations or severely reduce its expenses to remain viable and the Company cannot assure you that it will be able to do so.

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


                                           EAST COAST AIRLINES, INC.


                                           BY: /s/ Robert J. Salluzzo
                                               ---------------------------------
                                               Robert J. Salluzzo
                                               Principal Financial and
                                               Chief Accounting Officer


Dated:  August 12, 2002