Form 10QSB
period 2002-09-30
EAST COAST AIRLINES INC
filed 2002-11-14
CIK 1113947

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

      At November 5, 2002 there were 754,500 shares of Common Stock, $.0001 par value, outstanding.

                            EAST COAST AIRLINES, INC.

                                      INDEX
                                      -----

                                                                                          Page
                                                                                          ----

Part I.  Financial Information                                                               1

  Item 1          Financial Statements

                  Balance Sheets as of September 30,
                  2002 (unaudited) and December 31, 2001                                     2

                  Statements of Operations for the Nine and Three Months Ended
                  September 30, 2002 and 2001 (unaudited) and the Period
                  November 17, 1999 (Date of
                  Formation) through September 30, 2002                                      3

                  Statements of Cash Flows for the Nine Months Ended September
                  30, 2002 and 2001 (unaudited) and the Period November 17, 1999
                  (Date of Formation) through September 30, 2002                             4

                  Notes to Financial Statements (unaudited)                              5 - 8

  Item 2          Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                      9 - 14

  Item 14         Controls and Procedures                                                   14

Part II. Other Information

  Item 1          Legal Proceedings                                                         15
  Item 2          Changes in Securities                                                     15
  Item 3          Defaults upon Senior Securities                                           15
  Item 4          Submission of Matters to a Vote of Security Holders                       15
  Item 5          Other Information                                                         15
  Item 6          Exhibits and Reports on Form 8-K                                          15

Signatures                                                                                  16


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

                  The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            EAST COAST AIRLINES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                                   September 30,       December 31,
                                                                       2002                2001
                                                                   -------------       ------------
                                                                   (Unaudited)
Current Assets:
     Cash                                                           $    215             $    554
                                                                    --------             --------
          Total Assets                                              $    215             $    554
                                                                    ========             ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

Current Liabilities:
     Accounts payable                                               $ 47,169             $ 36,308
     Accrued expenses                                                    750                3,600
     Loan from stockholder                                             9,527                6,891
                                                                    --------             --------
          Total Current Liabilities                                   57,446               46,799
                                                                    --------             --------
Stockholders' Deficiency:
     Common stock - $.0001 par value-
       authorized 20,000,000 shares;
       754,500 shares outstanding at
       September 30, 2002 and December 31, 2001                           75                   75
     Additional paid-in-capital                                       11,375               11,375
     Deficit accumulated during
       development stage                                             (68,681)             (57,695)
                                                                    --------             --------
          Total Stockholders' Deficiency                             (57,231)             (46,245)
                                                                    --------             --------
          TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIENCY                               $    215             $    554
                                                                    ========             ========


                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                Period
                                                                                                           November 17, 1999
                                 Nine Months Ended September 30,   Three Months Ended September 30,   (Date of Formation) through
                                     2002              2001             2002            2001               September 30, 2002
                                 ---------          ----------      ----------        ---------        ---------------------------
Cost and Expenses:
     General and administrative
          expenses               $   6,998          $  18,097        $     972        $   9,323              $      64,693
        Interest expense             3,988              1,138            1,381            1,138                      3,988
                                 ---------          ---------        ---------        ---------              -------------
     Net loss                    $ (10,986)         $ (19,235)       $  (2,353)       $ (10,461)             $     (68,681)
                                 =========          =========        =========        =========              =============
     Loss per common share-
       basic and diluted         $   (0.02)         $   (0.03)       $      --        $   (0.02)
                                 =========          =========        =========        =========
     Weighted average number of
       common shares outstanding-
       basic and diluted           754,500            629,362          754,500          629,362
                                 =========          =========        =========        =========

                       See notes to financial statements.

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Period
                                                                                   November 17, 1999
                                                                                 (Date of Formation)
                                               NIne Months Ended September 30,   through September 30,
                                                  2002               2001               2002
                                               --------           --------        --------------------
Cash flows from operating activities:

Net loss                                       $(10,986)          $(19,235)              $(68,681)
Changes in operating assets
      and liabilities
    Non cash activities:
      Stock issued for services                                        500                    500
    Increase in accounts payable                 10,861             12,899                 47,169
    Increase (decrease) in
      accrued expenses                           (2,850)            (1,600)                   750
                                               --------           --------               --------
    Net Cash Used in Operating
      Activities                                 (2,975)            (7,436)               (20,262)
                                               --------           --------               --------
Cash flow from financing activities:
    Proceeds from sale of
      common stock                                                      --                 10,950
    Proceeds from officer loan                    2,636              5,391                  9,627
    Payment to officer                               --               (100)                  (100)
                                               --------           --------               --------
    Net Cash Provided by
      Financing Activites                         2,636              5,291                 20,477
                                               --------           --------               --------
    Net increase (decrease) in Cash                (339)            (2,145)                   215
    Cash - beginning of period                      554              2,537                     --
                                               --------           --------               --------
    Cash - ending of period                    $    215           $    392               $    215
                                               ========           ========               ========

Supplementary Information:
    Cash paid during the year for:

    Interest                                   $     --           $     --               $     --
                                               ========           ========               ========
    Income taxes                               $     --           $     --               $     --
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

                            EAST COAST AIRLINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    -------------------------------------------------------------
     POLICIES
     --------

1.  ORGANIZATION

     The Company was incorporated in the State of Delaware on November 17, 1999. From inception, November 17, 1999, through September 30, 2002, the Company has not yet commenced operations and no revenue has been derived. Accordingly, the Company is considered a development stage enterprise. There is no assurance that operations will be achieved or that the Company will achieve a profitable level of operations. The Company intends to become a fully certified Federal Aviation Regulation Part 121 air carrier.

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

2.   BASIS OF PRESENTATION

     The balance sheet as of September 30, 2002, and the statements of operations and cash flows for the nine months ended September 30, 2002 have been prepared by East Coast Airlines, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.

     The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principle operations. At September 30, 2002, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

3.  LOSS PER SHARE

     Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive.

4.   COMMON STOCK

     The Company has a single class of Common Stock with a par value of $0.0001 per share. At September 30, 2002, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

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

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

     On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

     Additionally, this statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

     This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

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

   The Company recognizes the current economic problems the airline industry is forced to face in the aftermath of the events of September 11, 2001 but believes its business plan is sound and will continue to pursue development. It also recognizes that merger opportunities are available both within and without the industry and will pursue those that in its best business judgement offer the best opportunities to its shareholders.

         Once the Company completes its business planning and commences acquiring the assets and resources necessary to execute its business plan, the Company will need additional funding. Merger opportunities are being evaluated as a source for this additional capital. No significant cash or funds are expected to be required for the Company to complete its business planning. The Company, however, will amend its business plan to accommodate a merger partner if it is in the best interests of the Company and its shareholders.

Liquidity
---------

         The Company has no current operations and have not generated any revenue. The Company must rely entirely on loans from the officer to pay operating expenses.

         At September 30, 2002, the Company had a working capital deficit of $57,231 and continues to operate at a loss. Since the Company currently has no source of revenue, working capital deficit will continue to increase as additional operating expenses are incurred. Presently the Company has no external sources of cash and is dependent upon loans from management and stockholders and future placement of equity or debt to meet development stage operating needs.

         The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain funds to meet obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and/or merge with a suitable partner, and ultimately to attain profitability. There are no assurances that the Company will be able to identify a suitable acquisition target and close such acquisition, successfully negotiate a merger, obtain any additional financing or if the Company is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

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

Results of Operations
---------------------

Nine Months Ended September 30, 2002 compared to
------------------------------------------------
  Nine Months Ended September 30, 2001
  ------------------------------------

         General and administrative expenses decreased from $18,097 for the nine months ended September 30, 2001 to $ 6,998 for the nine months ended September 30, 2002. The Company attributes this decrease primarily to a decrease in professional fees.

         Interest expenses increased from $1,138 for the nine months ended September 30, 2001 to $3,988 for the nine months ended September 30, 2002. The Company attributes the increase primarily to interest due on loan balances.

Three Months Ended September 30, 2002 Compared to
-------------------------------------------------
  Three Months Ended September 30, 2001
  -------------------------------------

         General and administrative expenses decreased from $9,323 for the three months ended September 30, 2001 to $972 for the three months ended September 30, 2002. The Company attributes this decrease primarily to a decrease in professional fees.

         Interest expense increased from $1,138 for the three months ended September 30, 2002 to $1,381 for the three months ended September 30, 2002. The Company attributes this increase primarily to interest due on loan balances.

Other Matters
-------------

New Accounting Pronouncements
-----------------------------

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

         On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

         Additionally, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

Item 14.   Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

         ITEM 5.  OTHER INFORMATION

                    Not applicable

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

         (a) Exhibits:

                  Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST COAST AIRLINES, INC.


                                    BY: /s/ Robert J. Salluzzo
                                    -------------------------------------------
                                            Robert J. Salluzzo
                                            Principal Financial and
                                            Chief Accounting Officer


Dated:  November 12, 2002