Form 10KSB
period 2002-12-31
EAST COAST AIRLINES INC
filed 2003-09-03
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30797

East Coast Airlines, Inc.

(Name of Small Business Issuer in its charter)

Delaware	14-1818396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

C/O Sullivan, McBride Hess & Youngblood, P.C., 4 Executive Park, Albany, NY	12203
(Address of principal executive offices)	(zip code)

(518) 438-5364

Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of August 22, 2003, the Registrant had 19,113,400 common shares outstanding.

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

EAST COAST AIRLINES, INC.

CONTENTS

Page

Numbers

PART I.

Page

Item 1. Business 4

Item 2. Properties 5

Item 3. Legal Proceedings 5

Item 4. Submission of Matters to a Vote of Security Holders 5

PART II.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters 5

Item 6. Management's' Discussion and Analysis of Financial Condition

and Results of Operations 7-9

Item 7. Financial Statements and Supplementary Data 10

Item 8. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure 10

PART III.

Item 9. Directors and Executive Officers of the Registrant 11

Item 10. Executive Compensation 12

Item 11. Security Ownership of Certain Beneficial Owners and Management 12

Item 12. Certain Relationships and Related Transactions 12

Item 13. Exhibits and Reports on Form 8-K 12

Item 14. Controls and Procedures 14

PART IV

Signatures 15

Exhibit Index 16

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Incorporated in November 1999, as a Delaware Corporation, East Coast Airlines Inc. ("Company", "we" or "ECA") had been established to become a fully certified Federal Aviation Regulation Part 121 air carrier.

Our original business plan was to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. We expected to operate as an independent carrier and serve select markets in the Northeast.

In June, 2000, we filed a registration statement to register our class of common stock under the Securities Exchange Act of 1934, as amended (the "1934 Act") which became effective in July, 2000. As a result, we began voluntarily filing current, quarterly and annual reports with the Securities and Exchange Commission. We believed that our ability to raise capital with which to fund our business plan would be significantly enhanced by becoming a public reporting company and listing our securities on a stock exchange to provide investors with potential liquidity.

The tragic events of September 11, 2001 severely effected the airline industry and impeded our funding efforts to finance our business plan. In the months following September 11th security concerns caused airline ridership to plummet and as a consequence reduced, in management's opinion, the potential for a successful launch of the airline. The ensuing decline in the United States economy also created a significant impairment to the successful implementation of the Company's original business plan.

As a consequence of the events of September 11th, as first disclosed in our Form 10-QSB for the quarter ended September 30, 2002, Company management commenced its new plan to identify a strategic partner with whom we could develop a business relationship through either a joint venture, acquisition, merger or share exchange transaction, that could present our shareholders with an opportunity to achieve potential appreciation of their holdings. In the event we were to consummate such a transaction with an identified strategic partner, such partner's business and economic fundamentals could enhance our financial condition and bring value to our shareholders.

During February, 2003, we began preliminary discussions with a private entity to enact a consolidation through either a merger or acquisition transaction. To date, we have not entered into any definitive agreement with this private entity and cannot predict that our discussions will lead to a negotiation of a definitive agreement. We can give no assurance that the Company will have the ability to acquire or merge with this private entity and that if we do, the result will be of material value to the Company. Management cannot predict at this time that it will be in a position to successfully negotiate a transaction with this private entity, or if negotiated, whether it will meet all of the potential conditions to consummate such a transaction. We may be required to raise capital to consummate the transaction. Prior to the successful negotiation of a definitive agreement with the subject private entity and attendant due diligence investigation of its financial condition and business, we are unable to currently identify the risks of any transaction with this entity. There can, therefore, be no assurance following consummation of any acquisition or merger, with the private entity with whom we are currently in discussions or another, that any successfully concluded transaction with a private business will develop into a going concern or, if the business is already operating as is the case with the current private entity with whom we are in discussions, that it will continue to operate successfully.

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, stock exchange, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions. Because of the Company's current status and its dearth of assets and operations, it is likely that any potential transaction, whether by merger or acquisition with another operating business will require substantial dilution of our existing shareholders. It is also assumed, that there will probably be a change in control of our Company. Generally, in consolidation transactions between public companies such as ours, the owners of the merger or acquisition candidate take over control of the public company. Management has not proposed or established any benchmarks as to the amount of control it will offer to prospective business opportunity candidates, since this issue, as well as others will be negotiated on the basis of economic strength and desirability of each candidate. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's Shareholders as the case arises.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is presently using the offices of one of its officers and directors, Charles G. Youngblood of Albany, New York on a rent-free basis. When the Company achieves the necessary capital to fund the commencement of its business operations, it will locate suitable corporate facilities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters that have required a submission to the shareholders for a vote.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has registered its class of common shares under the Securities Exchange Act of 1934 and files its annual, quarterly and current reports with Securities and Exchange Commission. The Company has not attempted to establish any trading market for its common shares nor is it aware of any established trading market for its common shares.

The Company has forty-eight (48) shareholders including management who hold shares of the common stock of the Company.

In the event the Company successfully concludes an acquisition or merger transaction with a strategic partner, the Company most likely will apply to have its common shares listed for trading on the Electronic Bulletin Board over-the-counter trading market. There can be no assurances that the Company will qualify in order for its shares to be listed in such trading market. If and when the Company's common stock qualifies for such listing privileges, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines a "penny stock" as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's common shares are deemed to be a penny stock, trading in our shares will be subject to additional sales practice requirements imposed upon broker-dealers who offer to sell penny stocks to persons other than established customers and "accredited investors" (generally, persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). In brokerage transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. As a result of the application of these rules, broker dealers will encounter difficulty in trading and/or maintaining a market in the Company's common stock. Consequently, such rules may affect the ability of shareholders to sell their shares.

Dividends

The Company has not declared or paid any cash dividends on its common stock. Moreover, current management has no intention to declare any such dividends in the foreseable future, but will retain earnings, if any, to finance its operations and any expansion of its business.

Recent Sales of Unregistered Securities

Fiscal Year 2000

The Company issued the following unregistered securities during fiscal year 2000:

In April, 2000, the president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

In June, 2000, the Company issued 104,500 shares of its restricted common stock to 36 investors and received gross proceeds in the amount of $10,950 in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Rule 504 of Regulation D promulgated thereunder. The private placement was conducted in accordance with the requirements of Regulation D in that no general solicitation or advertising was utilized and the gross proceeds were well below the maximum Rule 504 exemption amount of $1,000,000 of Regulation D.

Fiscal Year 2001

The Company issued the following unregistered securities during fiscal year 2001:

In May 2001, the Company issued 150,000 shares of its restricted common stock to 2 individuals for services rendered at $0.001 per share.

Fiscal Year 2002

The Company did not issue any unregistered securities during fiscal year 2002.

Fiscal Year 2003

On March 4, 2003, the Board of Directors authorized a forward stock split of all of the issued and outstanding Company common shares on the basis of 25.2 common shares for 1 common share outstanding, issuable to holders of record as of March 5, 2003. Accordingly, the 754,500 outstanding common shares held of record on March 5, 2003 were forward split and resulted in 19,013,400 common shares outstanding as of that date. The 25.2 forward stock split was in the form of a stock dividend.

On August 13, 2003, the Company received gross subscription proceeds in the amount of $5,000 from an accredited investor and issued to it 100,000 restricted common shares pursuant to a private placement, utilizing the exemption from the registration requirements of the 1933 Act provided in Rule 506 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis form making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

Plan of Operation

The Company has been in the development stage since inception November 17, 1999 and had intended to initiate regional airline service as its primary business purpose. As noted previously, the tragic events of September 11, 2001 caused the Company's original plan to be severely and adversely impacted to the point that management has refocused its business plan to seek a consolidation with a strategic partner, either through a joint venture, acquisition, merger or share exchange transaction in order to preserve value for its shareholders. As of the date of this report, the Company has not generated any revenues.

During February, 2003, we began preliminary discussions with a private entity in an attempt to formulate a strategic alliance. To date, we have not entered into any definitive agreement with this private entity and cannot predict that our discussions will lead to a negotiation of a definitive agreement. We can give no assurance that the Company will be able to enter into and consummate a transaction with this private entity and that if we do, that the result will be of material value to the Company and our shareholders.

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to the filing of current, quarterly and annual reports with the Securities and Exchange Commission. From inception to date, the Company has been provided with the non-exclusive use of office, telecommunication and incidental supplies of stationary by its officers without charge The Company must rely upon loans and investments from affiliates to pay its operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plan.

Liquidity

The Company has no current operations and has not generated any revenue. The Company must rely entirely on loans from its officers and others as well as private placement subscriptions to pay operating expenses.

At December 31, 2002, the Company had a working capital deficit of $ 66,281 and continues to operate at a loss. Since the Company currently has no source of revenue, the working capital deficit will continue to increase as additional operating expenses are incurred. Presently, the Company has no external sources of cash and is dependent upon loans from management to meet development stage operating needs.

Accordingly, unless the Company is able to successfully negotiate and consummate a strategic alliance through a joint venture, acquisition, merger or share exchange transaction with an identified entity and, ultimately to attain profitability or, alternatively, is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes a strategic alliance transaction. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful strategic alliance transaction.

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2002 dated March 8, 2003 stated that substantial doubt has been raised about the Company's ability to continue as a going concern. Present business operations do not generate any revenues with which to cover expenses. The Company will have to successfully consummate a strategic alliance transaction with another business entity or severely reduce expenses to remain viable, although the Company cannot give any assurances that it will be able to do so.

Results of Operations

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001

General and administrative expenses decreased from $27,790 for the year ended December 31, 2001 to $ 15,523 for the year ended December 31, 2002. The Company attributes this decrease primarily to a decrease in professional fees.

Interest expense increased from $3,165 for the year ended December 31, 2001 to $4,513 for the year ended December 31, 2002. The Company attributes the increase primarily to interest due on loan balances.

Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2000

General and administrative for the year ended December 31, 2001 remained relatively constant compared to the year ended December 31, 2000. The majority of the expenses were legal and accounting expense relating to the filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

New Accounting Pronouncements

In January 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133 as amended"). SFAS 133 as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, as amended, certain contracts that were formerly not considered derivatives may now meet the definition of a derivative. Because the Company does not currently utilize derivatives, the impact of the adoption was not material to the Company's financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company believes the adoption of SFAS No. 46 will not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure , an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation and will implement the provisions of this statement during the first quarter ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after December 15, 2002. The Company will implement the provisions of this statement during the first quarter ending March 31, 2003 but it does not believe the adoption of FIN45 will have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on the financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto as an Exhibit and incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE

WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names of all directors and executive officers of the Company are as follows:
Name	Age	Position
Robert J. Salluzzo	56	President, CEO, Director
Charles G. Youngblood	45	Treasurer, Director
Anthony Vickerson	46	Director*

Mr. Salluzzo is also the Secretary of the Corporation and Mr. Youngblood, the Treasurer of the Corporation.

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

Mr. Youngblood's area of expertise is corporation law and in that regard has been extensively involved in advising emerging entities with respect to the appropriate corporate status and corporate status to be used as well as guiding principals as to internal organizational matters such as by law structure, buy sell agreement and other succession issues. As a Certified Public Accountant he is also able to integrate operational planning into the advisement offered.

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

  On March 12, 2003, Mr. Vickerson resigned as a director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from January 1, 2002, to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d) the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the record and beneficial ownership of Company common stock, by each executive officer and director as a group as well as for any person or group who is known to be the beneficial owners of more than five per cent (5%) of the commons shares of the Company as of August 22, 2003:
Common	Robert J. Salluzzo Johnstown, New York	11,970,000 shares	62.63%
Common	Charles G. Youngblood Albany, New York	630,000 shares	3.30%
Common	Anthony Vickerson Albany, New York	25,200 shares	.0013%
Common	All Officers and Directors (3 persons)	12,625,200 shares	66.05%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
 The exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.
(b) Reports on Form 8-K
 The Company filed no current reports on Form 8-K during the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

14

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Coast Airlines Inc.
(Registrant)

By
/s/ Robert J. Salluzzo
Robert J. Salluzzo, President, Chief Executive Officer and Principal Financial Officer

Dated: September 2, 2003

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By

/s/ Robert J. Salluzzo

Robert J. Salluzzo Director

By

/s/ Charles G. Youngblood

Charles G. Youngblood Director

Dated: September 2, 2003

EXHIBIT INDEX
(A) Financial Statements and Notes to Financial Statements
(3)(i) Certificate of Incorporation, Incorporated herein by reference to Company's Form    10SB filed with the Commission on June 13, 2000.
(3)(ii) By-Laws of the Company, Incorporated herein by reference to Company's Form 10 SB filed with the Commission on June 13, 2000.

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3  Corporate Code of Ethics and Conduct
OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE
(a) The Company's quarterly reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002.
(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act since the Company's fiscal year ended December 31, 2001.

EAST COAST AIRLINES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE

Accountants' Report                                           1 - 2

Financial Statements:

  Balance Sheet as of December 31, 2002 and 2001        3

  Statement of Operations for the two years ended

   Ended December 31, 2002 and 2001 and for the period

   November 17, 1999 (Date of Formation) through

   December 31, 2002            4

  Statement of Stockholders- Deficiency

   for the period November 17, 1999

 (Date of Formation) through

   December 31, 2002            5

  Statement of Cash Flows for the years ended

   Ended December 31, 2002 and 2001 and for the period

   November 17, 1999 (Date of Formation) through

   December 31, 2002            6

  Notes to Financial Statements       7-13

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

East Coast Airlines, Inc.

We have audited the accompanying balance sheet of East Coast Airlines, Inc. (a development stage company) (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders- deficiency and cash flows for each of the years in the period ended December 31, 2002 and 2001 and for the period November 17, 1999 (Date of Formation) through December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on out audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of East Coast Airlines, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period November 17, 1999 (Date of Formation) through December 31, 2002, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company is a development stage enterprise whose business purpose is to provide air service to small and medium markets.  The Company continues to investigate merger opportunities.  As more fully explained in Note 1 of the financial statements, the Company will need to obtain additional financing to complete any share exchange or merger and achieve a level of sales adequate to support its cost structure.  These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

WIENER, GOODMAN & COMPANY, P.C.

Certified Public Accountants

Eatontown, New Jersey

March 8, 2003 (except for Note 5 which is as of August 21, 2003)

EAST COAST AIRLINES, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

December 31,

2002

2001

Current Assets:

Cash

$ 173

$ 554

Total Assets

$ 173

$ 554

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable

$ 52,775

$ 36,308

Accrued expenses

2,375

3,600

Due to shareholder

-

6,891

Total Liabilities

55,150

46,799

Stockholders' Deficiency:

Common stock - $.0001 par value-

authorized 20,000,000 shares; 754,500 shares

outstanding at December 31, 2002 and 2001

75

75

Additional paid-in-capital

22,679

11,375

Deficit accumulated during

development stage

(77,731)

(57,695)

Total Stockholders' Deficiency

(54,977)

(46,245)

TOTAL LIABILITIES AND

STOCKHOLDERS' DEFICIENCY

$ 173

$ 554

See notes to financial statements.

EAST COAST AIRLINES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Period

Year Ended

Year Ended

November 17, 199

December 31,

December 31,

(Date of formation through

2002

2001

December 31, 2002)

Cost and Expenses:

General and administrative

expenses

$ 15,523

$ 27,790

$ 70,055

Interest expense

4,513

3,165

7,676

Net (loss)

$ (20,036)

$ (30,955)

$ (77,731)

(Loss) per common share-

basic and diluted

$ (0.03)

$ (0.05)

Weighted average number of

common shares outstanding-

basic and diluted

754,500

629,362

See notes to financial statements.

EAST COAST AIRLINES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

Deficit

Accumulated

Additional

During

Number of

Common

Paid in

Development

Shares

Stock

Capital

Stage

Total

Balance at Inception

(November 17, 1999)

-

$ -

$ -

$ -

$ -

-

Net loss

-

-

-

-

-

Balance, December 31, 1999

-

-

-

-

-

Sale of Common Stock

-

-

-

-

(at $0.001-$0.10 per share)

604,500

60

10,890

-

10,950

Net loss

-

-

-

(26,742)

(26,742)

Balance, December 31, 2000

604,500

60

10,890

(26,742)

(15,792)

Stock issued for services

(at $0.001 per share)

150,000

15

485

-

500

Net loss

-

-

-

(30,953)

(30,953)

Balance, December 31, 2001

754,500

75

11,375

(57,695)

(46,245)

Forgiveness of debt from

shareholder

-

-

11,304

-

11,304

Net loss

-

-

-

(20,036)

(20,036)

Balance, December 31, 2002

754,500

75

22,679

(77,731)

(54,977)

See notes to financial statements.

EAST COAST AIRLINES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Period

November 17, 1999

Year Ended

Year Ended

(Date of Formation)

December 31,

December 31,

through December

2002

2001

31, 2002

Cash flows from operating

activities:

Net loss

$ (20,036)

$ (30,953)

$ (77,731)

Non cash activities:

Stock issued for services

-

500

500

Changes in operating assets

and liabilities

Increase in accounts payable

16,467

20,479

52,775

( Decrease) increase in accrued expenses

(948)

1,000

2,375

Net cash used in operating

activities

(4,517)

8,974)

(22,081)

Cash flow from financing activities:

Proceeds from sale of

common stock

-

-

10,950

Proceeds from officier loan

4,136

7,091

11,406

Payment to officier

-

(100)

(100)

Net Cash Provided by

Financing Activites

4,136

6,991

22,256

Net (decrease) increase in Cash

(381)

(1,983)

175

Cash - beginning of period

554

2,537

-

Cash - ending of period

$ 173

$ 554

$ 175

Supplementary Information:

Cash paid during the year for:

Interest

$ -

$ -

$ -

Income taxes

$

$ 800

$ 800

Non cash financing activities

Forgiveness of debt to stockholder

$ 11,404

$ -

$ 11,404

See notes to financial statements.

EAST COAST AIRLINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Delaware on November 17, 1999.  From inception, November 17, 1999, through December 31, 2002, the Company has not yet commenced operations and no revenue has been derived.  Accordingly, the Company is considered a development stage enterprise.  There is no assurance that operations will be achieved or that the Company will achieve a profitable level of operations. The Company intended to become a fully certified Federal Aviation Regulation Part 121 air carrier. As disclosed in its quarterly report for the period ended September 30, 2002, the Company has refocused its business plan. Originally, the Company's business plan was structured to establish itself as a fully certified, regional Federal Aviation Regulation Part 121 air carrier.  However, due to the economic downturn in the airline industry resulting from the tragic events of September 11, 2001, the Company is currently seeking a strategic partner to develop a business relationship through either a joint venture, acquisition, merger or share exchange transaction in order to provide shareholders with an opportunity to enhance the value of their Company shares.

Basis of Presentation

The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of operations after the consummation of any share exchange or merger.  At December 31, 2002 operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise.  There is no assurance the Company will achieve a profitable level of operation.

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

Management's Plans and Intentions

During February 2003, the Company began preliminary discussions with a private entity to enact a consolidation through either a merger or acquisition transaction.  As of this date, the Company has not entered into any definitive agreement with this private entity and cannot predict that its discussions will lead to a negotiation of a definitive agreement.  The Company can give no assurance that it will have the ability to acquire or merge with this private entity and that if it does, the results will be of material value to the Company.  Management cannot predict at this time that it will be in a position to successfully negotiate a transaction with this private entity, or if negotiated, whether it will meet all of the potential conditions to consummate such a transaction.  The Company may be required to raise capital to consummate the transaction.  Prior to the successful negotiation of a definitive agreement with the subject private entity and attendant due diligence investigation of its financial condition and business, the Company is unable to currently identify the risks of any transactions with this entity.  There can, therefore, be no assurance following consummation of any acquisition or merger, with the private entity with whom the Company is currently in discussion or another, that any successfully concluded transaction with a private business will develop into a going concern, or, if the business is already operating as the case with the current private entity with whom the Company is in discussion, that it will continue to operate successfully.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the period.  At December 31, 2002 and 2001 there were no potential common shares.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

Income Taxes

At December 31, 2002 the Company has a net operating loss ("NOL") carryforward of approximately $77,700 for financial reporting purposes and zero for tax purposes.  The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by the Internal Revenue Code Section 195.  The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.

Stock Based Compensation

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting for Stock Issued to Employees".  ABP No. 25 requires the use of the intrinsic value method which measures compensation cost as the excess, if any, of the quoted marked price of the stock at the measurement date over the amount an employee must pay to acquire the stock.  The Company makes disclosures of pro forma net earnings and earnings per shares as if the fair value based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock Based Compensation Transition and Disclosure".

New Financial Accounting Standards

In January 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133 as amended").  SFAS 133 as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Under SFAS 133, as amended, certain contracts that were formerly not considered derivatives may now meet the definition of a derivative.  Because the Company does not currently utilize derivatives, the impact of the adoption was not material to the Company's financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan.  Adoption of this Statement is required with the beginning of fiscal year 2003.  The Company believes the adoption of SFAS No. 46 will not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure , an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002.  Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation and will implement the provisions of this statement during the first quarter ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end.  The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after December 15, 2002.  The Company will implement the provisions of this statement during the first quarter ending March 31, 2003 but it does not believe the adoption of FIN45 will have a material impact on the Company's results of operations or financial position.

 In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities".  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.  Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003.  Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on our financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results of operations or financial position.

  COMMON STOCK

a)  The Company has a single class of common stock with a par value of $0.0001 per share.  At December 31, 2002, 754,500 shares were issued and outstanding.  The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

In May 2001, the Company issued 150,000 shares of common stock for services rendered at $0.001 per share.

Such shares were issued without registration in reliance on the exemption from registration, with the United States Securities and Exchange Commission (the "Commission") confirmed in sections 3(b) and 4(2) of the Securities Act 1933 and Rule 504 of Regulation D promulgated there under for small offerings.

b)  On March 4, 2003 the Board of Directors authorized the Company to issue eighteen million two hundred fifty eight thousand nine hundred (18,258,900) shares of the authorized and unissued common stock of the Company payable on March 6, 2003 to holders of record of said stock at the close of business on March 5, 2003 in proportion to their holdings. The 25.2 forward stock split was in the form of a stock dividend. As of March 7, 2003 there were 19,013,400 shares of common stock outstanding.

3. RELATED PARTY TRANSACTIONS

The president of the Company loaned $4,136 and $6,991 to the Company for the years ended December 31, 2002 and 2001, respectively.  The amount due on demand to the officer/stockholder was $ -0- and $6,891 at December 31, 2002 and 2001, respectively.  As of December 31, 2002, the officer/stockholder forgave the debt and interest in the amount of $11,404 and the Company recorded the forgiveness as a contribution to paid in capital.  Interest expense was $277 and $-0- for the years ended December 31, 2002 and 2001, respectively.

As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

4. PRIOR FINANCIAL STATEMENT

Although the Company was incorporated November 17, 1999, no capitalization took place until the year 2000 and there was no activity for the period November 17, 1999 (Date of Formation) through December 31, 1999.

  SUBSEQUENT EVENTS

  In August 2003, the Company received funding from a private fund by entering into an agreement for $100,000.  The note is due in August 2004, interest at 6% payable quarterly and secured by 200,000 shares of DeerPark Technology, Inc. common stock owned by a shareholder of the Company.  The Company received $50,000 on August 13, 2003 with the balance due to be received by September 15, 2003.

  On August 11, 2003, the Company sold 100,000 restricted shares of the Company's common stock to another private fund for $.05 per share.

Exhibit 99.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Robert J. Salluzzo, certify that

1. I have reviewed this annual report on Form 10-KSB for the fiscal year ended December 31, 2002 of East Coast Airlines, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 2, 2003

      By:  /s/ Robert Salluzzo

             Robert Salluzzo, Chief Executive Officer

       and Chief Financial Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of East Coast Airlines, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Robert Salluzzo, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

  The Report fully complies with the requirements of Section 12(a) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  September 2, 2003

           By: /s/ Robert Salluzzo

       Robert Salluzzo

       Chief Executive Officer and

       Chief Financial Officer

Exhibit 99.3

Code of Ethics and Conduct

East Coast Airlines, Inc.

Directors:

We will strive for timely decision making, fair pricing, and good faith negotiations, and maintain the highest levels of competence and professionalism in the conduct of our activities,

We will disclose all actual and potential conflicts of interest, or even the appearance of such conflicts, prior to entering into any business discussions, negotiations, or dealings,

We will use our best efforts to preserve the confidentiality of any proprietary or confidential information disclosed to us and use such information strictly for the purposes for which it was disclosed, and

Employees and Directors:

We will be truthful in all endeavors with our clients, our shareholders, and one another,

We will deliver what we promise and stand up for what is right,

We will treat one another with dignity and respect and acknowledge the uniqueness of each individual, and

We will voice concerns in the workplace without fear of retribution, including violations of law, regulations and company policies, and seek clarification and guidance whenever needed.