Form 10QSB
period 2003-03-31
EAST COAST AIRLINES INC
filed 2003-09-03
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

At August 22, 2003, there were 19,113,400 shares of Common Stock, $.0001 par value, outstanding.

EAST COAST AIRLINES, INC.

INDEX

Page

Part I. Financial Information 3

Item 1. Financial Statements

Balance Sheets as of March 31, 2003 (unaudited)

and December 31, 2002 4

Statements of Operations for the

Three Months Ended March 31,

2003 and 2002 (unaudited) and

the Period November 17, 1999 (Date of

Formation) through March 31, 2003 5

Statements of Cash Flows for the Three

Months Ended March 31, 2003 and 2002

(unaudited) and the Period November 17, 1999

(Date of Formation) through March 31 2003 6

Notes to Financial Statements (unaudited) 7 - 13

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 14 - 20

Item 3 Controls and Procedures 20

Part II. Other Information

Item 1. Legal Proceedings 21

Item 2. Changes in Securities 21

Item 3. Defaults upon Senior Securities 21

Item 4. Submission of Matters to a Vote of Security Holders 21

Item 5. Other Information 21

Item 6. Exhibits and Reports on Form 8-K 21

Signatures 22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
EAST COAST AIRLINES, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
Current Assets:
Cash	$ 34	$ 173

Total Assets	$ 34	$ 173

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	51,383	$ 52,775
Accrued expenses	42,610	2,375

Total Liabilities	93,993	55,150

Stockholders' Deficiency:
Common stock - $.0001 par value-
authorized 20,000,000 shares; 19,013,400
and 754,500 shares outstanding at March 31,
2003 and December 31, 2002, respectively	1,901	75
Additional paid-in-capital	20,715	22,679
Deficit accumulated during
development stage	(116,713)	(77,731)
Total Stockholders' Deficiency	(94,097)	(54,977)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ (104)	$ 173

See notes to financial statements.

EAST COAST AIRLINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
			Period
			November 17, 1999
			(Date of formation)
	Three Months Ended March 31,		through
	2003	2002	March 31, 2003)
Cost and Expenses:

General and administrative
expenses	$ 38,072	$ 3,757	$ 108,127
Interest expense	910	-	8,586

Net loss	$ (38,982)	$ (3,757)	$ (116,713)
Loss per common share-
basic and diluted	$ -	$ (0.01)
Weighted average number of
common shares outstanding-
basic and diluted	6,435,047	604,500

See notes to financial statements.

EAST COAST AIRLINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			Period
			November 17, 1999
			(Date of Formation)
	Three Months Ended March 31,		through
	2003	2002	March 31, 2003
Cash flows from operating
activities:
Net loss	$ (38,982)	$ (3,757)	$ (116,713)
Non cash activities:
Stock issued for services	-	-	500

Changes in operating assets
and liabilities
(Decrease) in accounts payable	(1,392)	2,479	51,383
( Decrease) increase in accrued expenses	40,235	(986)	42,610

Net cash used in operating
activities	(139)	(2,264)	(22,220)

Cash flow from financing activities:
Proceeds from sale of
common stock	-	-	10,950
Proceeds to/from officier loan	-	-	11,404
Payment to officier	-	-	(100)
Net Cash Provided by
Financing Activites	-	-	22,254

Net (decrease) increase in Cash	(139)	(2,264)	34
Cash - beginning of period	173	2,537	-
Cash - ending of period	$ 34	$ 273	$ 34

Supplementary Information:
Cash paid during the year for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ 100	$ 800

Non cash financing activities
Forgiveness of debt to stockholder	$ -	$ -	$ 11,404

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

Basis of Presentation

The balance sheet as of March 31, 2003 and the statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2002 was derived from audited financial statements.

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement after the consummation of any share exchange or merger. At March 31, 2003 operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

2. LOSS PER SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the period. For the three months ended March 31, 2003 and 2002 there were no potential common shares.

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

  ACCRUED EXPENSES

  Accrued expenses consist of the following:

	March 31, 2003	December 31, 2002
Professional Fees	$ 41,736	$ 1,500
EDGARizing agent	775	775
Franchise tax	100	100
	$ 42,611	$ 2,375

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

  b) On March 4, 2003 the Board of Directors authorized the Company to issue eighteen million two hundred fifty eight thousand nine hundred (18,258,900) shares of the authorized and unissued common stock of the Company payable on March 6, 2003 to holders of record of said stock at the close of business on March 5, 2003 in proportion to their holdings. The 25.2 forward stock split was in the form of a stock dividend. As of March 31, 2003 there were 19,013,400 shares of common stock outstanding.

  RELATED PARTY TRANSACTIONS

As described in Note 5, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

7. PRIOR FINANCIAL STATEMENT

Although the Company was incorporated November 17, 1999, no capitalization took place until the year 2000 and there was no activity for the period November 17, 1999 (Date of Formation) through December 31, 1999.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. This statement did not have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operation or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

The Company had intended in its original business plan to initiate a regional airline service. As noted previously in this Report, the tragic events of September 11, 2001 had a material adverse impact on the Company's business plan as a result of a severe economic downturn in the airline industry. Accordingly, and as disclosed in the Company's quarterly report for the period ended September 30, 2002, the Company refocused its business plan to seek a strategic alliance by way of joint venture, acquisition, merger, or share exchange transaction in order to bring value to shareholders. The Company has limited capital and is unable to commence any operations until it raises equity or debt funding. At the present time, the Company has not commenced operations or any activities beyond the planning stage.

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

The Company must rely upon loans from officers and directors as well as private placement investments from others to pay its operating expenses. There are no assurances that such officers and directors will continue to advance funds to the Company or that any private placement investors will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plan.

Liquidity

The Company has no current operations and have not generated any revenue. The Company must rely entirely on loans from its officers and others as well as private placement subscriptions to pay operating expenses.

At March 31, 2003, the Company had a working capital deficit of $ 93,959 and continues to operate at a loss. Since the Company currently has no source of revenue, working capital deficit will continue to increase as additional operating expenses are incurred. Presently the Company has no external sources of cash and is dependent upon loans from management and stockholders and future placement of equity or debt to meet development stage operating needs.

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

During February, 2003, the Company began preliminary discussions with a private entity to enact a consolidation through either a merger or acquisition transaction. To date, the Company has not entered into any definitive agreement with this private entity and cannot predict that its discussions will lead to a negotiation of a definitive agreement. The Company can give no assurance that it will have the ability to acquire or merge with this private entity and that if it does, the result will be of material value to the Company. Management cannot predict at this time that it will be in a position to successfully negotiate a transaction with this private entity, or if negotiated, whether it will meet all of the potential conditions to consummate such a transaction. The Company may be required to raise capital to consummate the transaction. Prior to the successful negotiation of a definitive agreement with the subject private entity and attendant due diligence investigation of its financial condition and business, the Company was unable to currently identify the risks of any transaction with this entity. There can, therefore, be no assurance following consummation of any acquisition or merger, with the private entity with whom the Company is currently in discussions or another, that any successfully concluded transaction with a private business will develop into a going concern or, if the business is already operating as is the case with the current private entity with whom the Company is in discussions, that it will continue to operate successfully.

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions. Because of the Company's current status and its dearth of assets and operations, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of our existing shareholders. It is also assumed, that there will probably be a change in control of our Company. Generally, in consolidation transactions between public companies such as ours, the owners of the merger or acquisition candidate take over control of the public company. Management has not proposed or established any benchmarks as to the amount of control it will offer to prospective business opportunity candidates, since this issue, as well as others will be negotiated on the basis of economic strength and desirability of each candidate. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's Shareholders as the case arises.

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2002 dated March 8, 2003 stated that substantial doubt has been raised about the Company's ability to continue as a going concern. Present business operations do not generate any revenues with which to cover expenses. The Company will have to acquire or merge with other business operations or severely reduce expenses to remain viable and the Company cannot assure that it will be able to do so.

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

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

General and administrative expenses increased from $3,757 for the three months ended March 31, 2002 to $38,072 for the three months ended March 31, 2003. The Company attributes this increase primarily to an increase in professional fees.

Interest expense increased from $-0- for the three months ended March 31, 2002 to $910 for the three months ended March 31, 2003. The Company attributes this increase primarily to interest due on loan balances.

Other Matters

Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. This statement did not have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's results or operation or financial position.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure , an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

Item 3. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

(c) The Company did not sell any unregistered securities during the quarter ended March 31, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST AIRLINES, INC.

BY: /s/ Robert J. Salluzzo

Robert J. Salluzzo, President,

Chief Executive Officer and

Chief Financial Officer

Dated: September 2, 2003

EXHIBIT INDEX

Exhibit 99.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Robert Salluzzo, certify that:

  I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2003 of East Coast Airlines, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 2, 2003 By: /s/ Robert Salluzzo

Robert Salluzzo, Chief Executive Officer and Chief Financial Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of East Coast Airlines Inc (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Robert Salluzzo, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the periods presented.

Dated: September 2, 2003

By: /s/ Robert Salluzzo

Robert Salluzzo, Chief Executive

Officer and Chief Financial Officer