Form 10QSB
period 2003-06-30
EAST COAST AIRLINES INC
filed 2003-09-03
CIK 1113947

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At August 22, 2003 there were 19,113,400 shares of Common Stock, $.0001 par value, outstanding.

EAST COAST AIRLINES, INC.

INDEX

Page

Part I. Financial Information 3

Item 1. Financial Statements

Balance Sheets as of June 30, 2003 (unaudited)

and December 31, 2002 4

Statements of Operations for the

Three and Six Months Ended June 30,

2003 and 2002 (unaudited) and

the Period November 17, 1999 (Date of

Formation) through June 30, 2003 5

Statements of Cash Flows for the Six

Months Ended June 30, 2003 and 2002

(unaudited) and the Period November 17, 1999

(Date of Formation) through June 30 2003 6

Notes to Financial Statements (unaudited) 7 - 12

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 13 - 18

Item 3. Controls and Procedures 19

Part II. Other Information

Item 1. Legal Proceedings 20

Item 2. Changes in Securities 20

Item 3. Defaults upon Senior Securities 20

Item 4. Submission of Matters to a Vote of Security Holders 20

Item 5. Other Information 20

Item 6. Exhibits and Reports on Form 8-K 20

Signatures 21

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

The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
EAST COAST AIRLINES, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets:
Cash	$ 246	$ 173

Total Assets	$ 246	$ 173

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	52,825	$ 52,775
Accrued expenses	48,220	2,375
Due to officer/stockholder	3,345	-

Total Liabilities	104,390	55,150

Stockholders' Deficiency:
Common stock - $.0001 par value-
authorized 20,000,000 shares; 19,013,400
and 754,500 shares outstanding at June 30,
2003 and December 31, 2002, respectively	1,901	75
Additional paid-in-capital	20,715	22,679
Deficit accumulated during
development stage	(126,898)	(77,731)
Total Stockholders' Deficiency	(104,282)	(54,977)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 108	$ 173

See notes to financial statements.

EAST COAST AIRLINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
					Period
					November 17, 1999
					(Date of formation)
	Six Months Ended June 30,		Three Months Ended June 30,		through
	2003	2002	2003	2002	June 30, 2003)
Cost and Expenses:

General and administrative
expenses	$ 47,252	$ 6,026	$ 9,180	$ 5,017	$ 117,307
Interest expense	1,915	2,607	1,005	-	9,591

Net loss	$ (49,167)	$ (8,633)	$ (10,185)	$ (5,017)	$ (126,898)

Loss per common share-
basic and diluted	$ -	$ (0.01)	$ -	$ (0.01)

Weighted average number of
common shares outstanding-
basic and diluted	12,758,970	754,500	19,013,400	653,951

See notes to financial statements.

EAST COAST AIRLINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			Period
			November 17, 1999
			(Date of Formation)
	Six Months Ended June 30,		through
	2003	2002	June 30, 2003
Cash flows from operating
activities:
Net loss	$ (49,167)	$ (8,633)	$ (126,898)
Non cash activities:
Stock issued for services	-	-	500

Changes in operating assets
and liabilities
(Decrease) in accounts payable	50	5,794	52,825
( Decrease) increase in accrued expenses	45,845	(100)	48,220

Net cash used in operating
activities	(3,272)	(2,939)	(25,353)

Cash flow from financing activities:
Proceeds from sale of
common stock	-	-	10,950
Proceeds to/from officier loan	3,345	2,636	14,749
Payment to officier	-	-	(100)
Net Cash Provided by
Financing Activites	3,345	2,636	25,599

Net (decrease) increase in Cash	73	(303)	246
Cash - beginning of period	173	554	-
Cash - ending of period	$ 246	$ 251	$ 246

Supplementary Information:
Cash paid during the year for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ 100	$ 800

Non cash financing activities
Forgiveness of debt to stockholder	$ -	$ -	$ 11,404

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

Basis of Presentation

The balance sheet as of June 30, 2003 and the statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2002 was derived from audited financial statements.

The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing or by virtue of establishing a business relationship with a strategic partner. At June 30, 2003 operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

2. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the period. For the six months ended June 30, 2003 and 2002 there were no potential common shares.

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2003	December 31, 2002
Professional Fees	$ 47,345	$ 1,500
EDGARizing agent	775	775
Franchise tax	100	100
	$ 48,220	$ 2,375

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

6. RELATED PARTY TRANSACTIONS

  As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

  The officer/stockholder loaned the Company $3,345. Interest is at prime 4%. No interest was accrued as the amount would be immaterial.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and June 30, 2003.

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

The Company had intended in its original business plan to initiate a regional airline service. As noted previously in this Report, the tragic events of September 11, 2001 had a material adverse impact on the Company's business plan as a result of a severe economic downturn in the airline industry. Accordingly, and as disclosed in the Company's quarterly report for the period ended September 30, 2002, the Company refocused its business plan to seek a strategic alliance by way of joint venture, acquisition, merger, or share exchange transaction in order to bring value to shareholders. The Company has limited capital and is unable to commence the operations until it raises equity or debt funding. At the present time, the Company has not commenced operations or any activities beyond the planning stage.

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

At June 30, 2003, the Company had a working capital deficit of $ 104,144 and continues to operate at a loss. Since the Company currently has no source of revenue, working capital deficit will continue to increase as additional operating expenses are incurred. Presently the Company has no external sources of cash and is dependent upon loans from management and stockholders and future placement of equity or debt to meet development stage operating needs.

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

Results of Operations

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

General and administrative expenses increased from $6,026 for the six months ended June 30, 2002 to $47,252 for the six months ended June, 2003. The Company attributes this increase primarily to an increase in professional fees.

Interest expense decreased from 2,607 for the six months ended June 30, 2002 to $1,915 for the six months ended June 30, 2003. The Company attributes this decrease primarily to interest due on loan balances.

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

General and administrative expenses increased from $5,017 for the three months ended June 30, 2002 to $9,180 for the three months ended June 30, 2003. The Company attributes this increase primarily to an increase in professional fees.

Interest expense increased from $-0- for the three months ended June 30, 2002 to $1,005 for the three months ended June 30, 2003. The Company attributes this increase primarily to interest due on loan balances.

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

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure , an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and June 30, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

    Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2003.

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
Robert J. Salluzzo, President, Chief Executive Officer and Chief Financial Officer

Dated: September 2, 2003

EXHIBIT INDEX

Exhibit 99.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification of the Chief Executive Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Robert Salluzzo, certify that:

  I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2003 of East Coast Airlines, Inc.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of East Coast Airlines Inc (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Robert Salluzzo, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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