Form 10QSB
period 2003-09-30
EAST COAST AIRLINES INC
filed 2003-11-12
CIK 1113947

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At September 30, 2003 there were 19,113,400 shares of Common Stock, $.0001 par value, outstanding.

EAST COAST AIRLINES, INC.

INDEX

Page

Part I. Financial Information 1

Item 1. Financial Statements

Balance Sheets as of September 30, 2003 (unaudited)

and December 31, 2002 2

Statements of Operations for the

Three and Nine Months Ended September 30,

2003 and 2002 (unaudited) and

the Period November 17, 1999 (Date of

Formation) through September 30, 2003 3

Statements of Cash Flows for the Nine

Months Ended September 30, 2003 and 2002

(unaudited) and the Period November 17, 1999

(Date of Formation) through September 30 2003 4

Notes to Financial Statements (unaudited) 5 - 10

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 11 - 16

Item 14. Controls and Procedures 16

Part II. Other Information

Item 1. Legal Proceedings 17

Item 2. Changes in Securities 17

Item 3. Defaults upon Senior Securities 17

Item 4. Submission of Matters to a Vote of Security Holders 17

Item 5. Other Information 17

Item 6. Exhibits and Reports on Form 8-K 17

Signatures 18

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

The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
EAST COAST AIRLINES, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets:
Cash	$ 1,214	$ 173
Due from officer/stockholder	6,472	-
Due from Psy-Ed Corp	23,550	-

Total Assets	$ 31,236	$ 173

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Notes payable	$ 75,000	$ -
Accounts payable	34,132	52,775
Accrued expenses	40,086	2,375

Total Liabilities	149,218	55,150

Stockholders' Deficiency:
Common stock - $.0001 par value-
authorized 20,000,000 shares; 19,113,400
and 754,500 shares outstanding at September
30, 2003 and December 31, 2002, respectively	1,911	75
Additional paid-in-capital	25,843	22,679
Deficit accumulated during
development stage	(145,736)	(77,731)
Total Stockholders' Deficiency	(117,982)	(54,977)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 31,236	$ 173

See notes to financial statements.

EAST COAST AIRLINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
					Period
					November 17, 1999
					(Date of formation)
	Nine Months Ended September 30,		Three Months Ended September 30,		through
	2003	2002	2003	2002	September 30, 2003
Cost and Expenses:

General and administrative
expenses	$ 64,302	$ 6,998	$ 17,050	$ 972	$ 134,357
Interest expense	3,703	3,988	1,788	1,381	11,379

Net loss	$ (68,005)	$ (10,986)	$ (18,838)	$ (2,353)	$ (145,736)

Loss per common share-
basic and diluted	$ -	$ (0.02)	$ -	$ -

Weighted average number of
common shares outstanding-
basic and diluted	14,745,746	754,500	19,051,443	754,500

See notes to financial statements

EAST COAST AIRLINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			Period
			November 17, 1999
			(Date of Formation)
	Nine Months Ended September 30,		through
	2003	2002	September 30, 2003
Cash flows from operating
activities:
Net loss	$ (68,005)	$ (10,986)	$ (145,736)
Non cash activities:
Stock issued for services	-	-	500

Changes in operating assets
and liabilities
Advances	(23,550)	-	(23,550)
(Decrease) in accounts payable	(18,643)	10,861	34,132
( Decrease) increase in accrued expenses	37,711	(2,850)	40,086
Net cash used in operating
activities	(72,487)	(2,975)	(94,568)
Cash flow from financing activities:
Proceeds from sale of
common stock	5,000	-	15,950
Proceeds from loans	75,000	-	75,000
Proceeds to/from officier loan	(6,472)	2,636	4,932
Payment to officier	-	-	(100)
Net Cash Provided by
Financing Activites	73,528	2,636	95,782
Net (decrease) increase in Cash	1,041	(339)	1,214
Cash - beginning of period	173	554	-
Cash - ending of period	$ 1,214	$ 215	$ 1,214
Supplementary Information:
Cash paid during the year for:
Interest	$ 636	$ -	$ 636

Income taxes	$ -	$ -	$ 800
Non cash financing activities
Forgiveness of debt to stockholder	$ -	$ -	$ 11,404

See notes to financial statements

EAST COAST AIRLINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The balance sheet as of September 30, 2003 and the statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2002 was derived from audited financial statements.

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing or by virtue of establishing a business relationship with a strategic partner. At September 30, 2003 operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

2. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the period. For the nine months ended September 30, 2003 and 2002 there were no potential common shares.

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

  NOTES PAYABLE

  In August 2003, the Company received funding from a private fund by entering into two agreements for $50,000 each. The notes are due in August 2004, interest at 6% payable quarterly and the note is secured by 200,000 shares of Deer Park Technology, Inc. common stock owned by a shareholder of the Company. The Company received 75,000 in August 2003, and the balance was received in October 2003.

  COMMON STOCK

a) The Company has a single class of common stock with a par value of $.0001 per share. At December 31, 2002, 754,500 shares were issued and outstanding. The president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $.0001 per share.

In May 2001, the Company issued 150,000 shares of common stock for services rendered at $.0001 per share.

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

c) On August 11, 2003, the Company sold 100,000 restricted shares of the Company's common stock to a private fund for $.05 per share.

7. RELATED PARTY TRANSACTIONS

  As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

  The officer/stockholder loaned the Company $3,345. Interest is at prime 4%. No interest was accrued as the amount would be immaterial.

8. PRIOR FINANCIAL STATEMENT

Although the Company was incorporated November 17, 1999, no capitalization took place until the year 2000 and there was no activity for the period November 17, 1999 (Date of Formation) through December 31, 1999.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company had intended in its original business plan to initiate a regional airline service. As noted previously in this Report, the tragic events of September 11, 2001 had a material adverse impact on the Company's business plan as a result of a severe economic downturn in the airline industry. Accordingly, and as disclosed in the Company's quarterly report for the period ended September 30, 2002, the Company refocused its business plan to seek a strategic alliance by way of joint venture, acquisition, merger, or share exchange transaction in order to bring value to shareholders. Currently, the Company has limited capital and is unable to commence the operations until it raises equity or debt funding. At the present time, the Company has not commenced operations or any activities beyond the planning stage.

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

Liquidity

The Company has no current operations and has not generated any revenue. The Company must rely entirely on loans from officers to pay operating expenses.

At September 30, 2003, the Company had a working capital deficit of $117,982 and continues to operate at a loss. Since the Company currently has no source of revenue, working capital deficit will continue to increase as additional operating expenses are incurred. Presently the Company has no external sources of cash and is dependent upon loans from management and stockholders and future placement of equity or debt to meet development stage operating needs.

In August 2003, the Company received funding from a private fund by entering into two agreements for $50,000 each. The note is due in August 2004, interest at 6% payable quarterly and the note is secured by 200,000 shares of Deer Park Technologies, Inc. common stock owned by a shareholder of the Company. The Company received $75,000 in August 2003 and the balance was received in October 2003.

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

Further, as a result of the devastation of September 11, 2001 on the airline industry, and the prolonged deterioration of market conditions within that industry, management has concluded that an extraordinarily unfavorable business environment now exists within which to raise capital and begin an airline of the nature proposed by East Coast Airlines Inc. In that regard, management has begun to consider alternatives that will allow shareholder value to be preserved in the face of the uncertainty of being able to complete its original plan.

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

In August 2003, the Company received funding from a private fund by entering into an agreement for $100,000. The note is due in August 2004, interest at 6% payable quarterly and secured by 200,000 shares of DeerPark Technology, Inc. common stock owned by a shareholder of the Company. The Company received $75,000 in August 2003 with the balance was received in October 2003.

On August 11, 2003, the Company sold 100,000 restricted shares of the Company's common stock to another private fund for $.05 per share.

Results of Operations

Nine Months Ended September 30, 2003 compared to

Nine Months Ended September 30, 2002

General and administrative expenses increased from $6,998 for the nine months ended September 30, 2002 to $64,302 for the nine months ended September, 2003. The Company attributes this increase primarily to an increase in professional fees.

Interest expense decreased from 3,988 for the nine months ended September 30, 2002 to $3,703 for the nine months ended September 30, 2003. The Company attributes this decrease primarily to interest due on loan balances.

Three Months Ended September 30, 2003 compared to

Three Months Ended September 30, 2002

General and administrative expenses increased from $972 for the three months ended September 30, 2002 to $17,050 for the three months ended September 30, 2003. The Company attributes this increase primarily to an increase in professional fees.

Interest expense increased from $1,381 for the three months ended September 30, 2002 to $1,788 for the three months ended September 30, 2003. The Company attributes this increase primarily to interest due on loan balances.

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

Item 4. Controls and Procedures

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

ITEM 2. CHANGES IN SECURITIES

(c) On August 13, 2003, the Company privately placed 100,000 restricted common shares with an accredited investor for gross proceeds in the amount of $5,000. The Company issued the subject securities to the accredited investor in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Section 4(2) and Regulation D promulgated under the 1933 Act.

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

Item 6. Exhibits and Reports on Form 8-K

    Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this  report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Coast Airlines Inc.
(Registrant)

By
/s/ Robert J. Salluzzo
Robert J. Salluzzo, President, Chief Executive Officer and Principal Financial Officer

Dated: November 12, 2003

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By

/s/ Robert J. Salluzzo

Robert J. Salluzzo Director

By

/s/ Charles G. Youngblood

Charles G. Youngblood Director

Dated: November 12, 2003

EXHIBIT INDEX

Exhibit 99.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification of the Chief Executive Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Robert Salluzzo, certify that:

  I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2003 of East Coast Airlines, Inc.

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

Date: November 12, 2003      By:  /s/ Robert Salluzzo

             Robert Salluzzo,  Chief Executive Officer

              and Chief Financial Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of East Coast Airlines Inc (the "Company") on Form 10-QSB for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Robert Salluzzo, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the periods presented.

Dated: November 12, 2003

      By: /s/ Robert Salluzzo

            Robert Salluzzo, Chief Executive Officer

                           and Chief Financial Officer