Form 10QSB/A
period 2003-03-31
EP GLOBAL COMMUNICATIONS INC
filed 2004-03-09
CIK 1113947

FORM 10-QSB AMENDMENT No. 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________ Commission File Number 000-30797 EP GLOBAL COMMUNICATIONS, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	14-1818396 (I.R.S. Employer Identification No.)

C/O Exceptional Parent, 65 East Route 4, River Edge, New Jersey 07661

(201)489-4111

(Address and telephone number, including area code, of

registrant's principal executive office)

EAST COAST AIRLINES, INC.

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

At May 28, 2003 there were 19,013,400 shares of Common Stock, $.0001 par value, outstanding.

EAST COAST AIRLINES, INC.

INDEX

		Page
Part I. Financial	Information
Item 1.	Financial Statements	1
	Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	2
	Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (unaudited) and the Period November 17, 1999 (Date of Formation) through March 31, 2003	3
	Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (unaudited) and the Period November 17, 1999 (Date of Formation) through March 31 2003	4
	Notes to Financial Statements (unaudited)	5 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 19
Item 14.	Controls and Procedures	19 -20
Part II. Other	Information
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22

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

See notes to financial statements.

See notes to financial statements.

See notes to financial statements.

EAST COAST AIRLINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

     POLICIES

Organization

The Company was incorporated in the State of Delaware on November 17, 1999.  From inception, November 17, 1999, through December 31, 2002, the Company has not yet commenced operations and no revenue has been derived.  Accordingly, the Company is considered a development stage enterprise.  There is no assurance that operations will be achieved or that the Company will achieve a profitable level of operations. The Company intended to become a fully certified Federal Aviation Regulation Part 121 air carrier.  The Company is currently pursuing a share exchange with a company that publishes and distributes a national magazine.

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

The Company’s financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement after the consummation of any share exchange or merger.  At March 31, 2003 operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise.  There is no assurance the Company will achieve a profitable level of operation.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise.  The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product.

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

Management’s Plans and Intentions

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

3.

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

4.

ACCRUED EXPENSES

Accrued expenses consist of the following:

March 31,	December 31,

5.

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

8.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets.  The Company adopted SFAS 143 on January 1, 2003.  The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001.  Under SFAS  No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  The Company adopted SFAS No. 144  on January 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN 45 on January 1, 2003.  The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

9.

SUBSEQUENT EVENTS

a.

In August 2003, the Company received funding from a private fund by entering into an agreement for $100,000.  The note is due in August 2004, interest at 6% payable quarterly and secured by 200,000 shares of DeerPark Technology, Inc. common stock owned by a shareholder of the Company.  The Company received $50,000 on August 13, 2003 with the balance due to be received by September 15, 2003.

b.

On August 11, 2003, the Company sold 100,000 restricted shares of the Company's common stock to another private fund for $.05 per share.

Item 2.

  Management’s Discussion and Plan of Operations

Forward Looking Statements

   Certain information contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties.  The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the control of East Coast Airlines, Inc. (“Company”) control.  Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions, labor costs; aviation fuel costs; competitive pressures on pricing; weather conditions; government legislation; consumer perceptions of the Company’s products; demand for air transportation in the markets intended to be served by the Company; other operational matters discussed herein and other risks and uncertainties.

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

   The Company has registered its class of common stock on a Form 10-SB registration statement filed pursuant Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

   The Company must rely upon loans and investments from affiliates to pay its operating expenses.  There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company’s securities.  In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plan.

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

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to obtain funds to meet obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and/or merge with a suitable partner, and ultimately to attain profitability.  There are no assurances that the Company will be able to identify a suitable acquisition target and close such acquisition, successfully negotiate a merger, obtain any additional financing or if the Company is able to obtain additional financing, that such financing will be on favorable terms.  The inability to obtain additional financing when needed would have a material adverse effect on operating results.

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

   The Independent Auditors’ Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2002 dated March 8, 2003 stated that substantial doubt has been raised about the Company’s ability to continue as a going concern.  Present business operations do not generate any revenues with which to cover expenses.  The Company will have to acquire or merge with other business operations or severely reduce expense to remain viable and the Company cannot assure that it will be able to do so.

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

Other Matters

Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets.  The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

Item 14.   Controls and Procedures

(a)

Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)

Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 5.  OTHER INFORMATION

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP GLOBAL COMMUNICATIONS, INC.

f/k/a

EAST COAST AIRLINES, INC.

BY: /s/ Robert J. Salluzzo

 Robert J. Salluzzo

 Principal Financial and

 Chief Accounting Officer

Dated:  March 9, 2004

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.