Form 10QSB/A
period 2003-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2004-03-09
CIK 1113947

FORM 10-QSB AMENDMENT No. 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR.

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

At August 19, 2003 there were 19,013,400 shares of Common Stock, $.0001 par value, outstanding.

EAST COAST AIRLINES, INC.

INDEX

Page

Part I.

Financial Information

  1

  Item 1.

Financial Statements

Balance Sheets as of June 30, 2003 (unaudited)

 and December 31, 2002

  2

Statements of Operations for the

 Three and Six Months Ended June 30,

 2003 and 2002 (unaudited) and

 the Period November 17, 1999 (Date of

 Formation) through June 30, 2003

  3

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

EAST COAST AIRLINES, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS	June 30, 2003 (Unaudited)	December 31, 2002
Current Assets:		
Cash	$ 246	$ 173
Total Assets	$ 246	$ 173
LIABILITIES AND STOCKHOLDERS' DEFICIENCY		
Current Liabilities:		
Accounts payable	52,825	$ 52,775
Accrued expenses	48,220	2,375
Due to officer/stockholder	3,345	-
Total Liabilities	104,390	55,150
Stockholders' Deficiency:		
Common stock - $.0001 par value- authorized 20,000,000 shares; 19,013,400 and 754,500 shares outstanding at June 30, 2003 and December 31, 2002, resepctively	1,901	75
Additional paid-in-capital	20,853	22,679
Deficit accumulated during development stage	(126,898)	(77,731)
Total Stockholders' Deficiency	(104,144)	(54,977)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 246	$ 173

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

The Company’s financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement after the consummation of any share exchange or merger.  At June 30, 2003 operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise.  There is no assurance the Company will achieve a profitable level of operation.

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

a)

As described in Note 2, the president and secretary of the Company purchased 475,000 and 25,000 shares of stock respectively.

b)

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

9-

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

EP GLOBAL COMMUNICATIONS, INC. f/k/a East Coast Airlines Inc.
(Registrant)

By	/s/ Robert J. Salluzzo
Robert J. Salluzzo, President, Chief Executive Officer and Principal Financial Officer for the time period covered in this report and current Chief Financial Officer

Dated: March 9, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Robert J. Salluzzo
Robert J. Salluzzo Director for the time period covered in this report

By	/s/ Charles G. Youngblood
Charles G. Youngblood Director for the time period covered in this report.

Dated: March 9, 2004

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.