Form 10KSB
EP GLOBAL COMMUNICATIONS INC
filed 2004-04-12
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30797

EP GLOBAL COMMUNICATIONS, INC.

(Name of Small Business Issuer in its charter)

Delaware	14-1818396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

C/O E Parent, 65 East Route 4, River Edge, NJ	07661
(Address of principal executive offices)	(zip code)
(201)489-4111 Issuer's Telephone Number Securities registered under Section 12(b) of the Exchange Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $3,247,943.

The Issuer's stock is not trading on any stock exchange.

As of  December 31, 2003  the Registrant had 20,279,710 common shares outstanding.

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

EP GLOBAL COMMUNICATIONS, INC.

CONTENTS

PART I.

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Item 6. Management's' Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

PART III.

Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

PART IV

Signatures

Exhibit Index

Page Numbers 3 5 5 5-6 6-7 7-9 9 9-10 10 10-14 14-15 15 15 16 16 16-17 17-18

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

In June, 2000, we filed a registration statement to register our class of common stock under the Securities Exchange Act of 1934, as amended (the "1934 Act") which became effective in July, 2000. As a result, we began voluntarily filing current, quarterly and annual reports with the Securities and Exchange Commission. We believed that our ability to raise capital with which to fund our business plan would be significantly enhanced by becoming a public reporting company and listing our securities on a stock exchange in order to provide investors with potential liquidity.

The tragic events of September 11, 2001 severely affected the airline industry and impeded our  efforts to finance our business plan. In the months following September 11th security concerns caused airline ridership to plummet and as a consequence reduced, in management's opinion, the potential for a successful launch of the airline. The ensuing decline in the United States economy also created a significant impairment to the successful implementation of the Company's original business plan.

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

During February, 2003, we began preliminary discussions with a private entity to enact a consolidation through either a merger or acquisition transaction. On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of  Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizes  East Coast Airlines, Inc. (the “Company” or “East Coast”) to offer  (the “Offering”) 173 shares of its Common Stock (the “Common Stock”) for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders.

A summary of the material terms and conditions of the Offering are as follows:

•

Psy-Ed Stockholders were offered 173 East Coast Common Shares for each Common Share of Psy-Ed owned of record.

•

East Coast  reduced its outstanding Common Shares to 7,265,932 from 19,113,400 Common Shares.

•

East Coast amended its Certificate of Incorporation, increasing its authorized Common Shares from 20,000,000 to 60,000,000.

•

East Coast, the new parent company, changed its corporate name to “EP Global Communications Inc.”

•

The members of the Board of Directors of East Coast  resigned and the nominees of Psy-Ed were appointed to the Board of Directors of the new parent company, with Mr. Joseph M. Valenzano Jr. becoming the President and CEO.

•

Psy-Ed became a subsidiary corporation of East Coast, the new parent company.

Psy-Ed Stockholders owning 75,208 of the  Psy-Ed Common Shares exchanged their Psy-Ed Common Shares for East Coast Common Shares. East Coast issued an aggregate 13,010,984  East Coast Common Shares to the Psy-Ed Stockholders. Assuming the Psy-Ed stockholders owning 3,642 outstanding Psy-Ed Series A and B preferred shares first convert them into Psy-Ed common shares, and then convert them as part of the offering to exchange Psy-Ed common shares to East Coast common shares, together with the shareholders who already exchanged their shares, the former Psy-Ed stockholders would own approximately 65% of the East Coast outstanding common stock.. Psy-Ed has become a subsidiary of East Coast, the “new parent” company. On January 22, 2004, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State effectively changing its name to EP Global Communications, Inc. and increasing the number of shares it is authorized to issue to sixty million shares with a par value of one one-hundredth of one cent ($.0001).   On January 24, 2004, Donald Chadwick was appointed to the Company’s Board of Directors and Robert J. Salluzzo and Charles G.Youngblood resigned. At that time, Joseph M. Valenzano, Jr. and John F. Crowley were appointed Directors of the Company . Immediately thereafter, by unanimous written consent of the Board of Directors, the Company’s By-Laws were amended to increase the Board of Directors to seven (7) members and David Hirsch, Gregg LaPonte, Raymond C. Smith and Ed McCabe were appointed to fill the new seats on the Board.

Having completed this share acquisition, we are now a global communications company dedicated to providing quality, reliable information for people with disabilities and special health care needs. The company’s mission, as it was for the 33 years prior to the combination, has remained unchanged: to provide practical advice and emotional support to families, physicians, allied health care providers, teachers and caregivers who are involved in the care and development of people with special needs.

Our magazine is the heart of what we do. In 2003, we continued our tradition of excellence, receiving the New Freedom Initiative Award from the Jim Mullen Foundation in Chicago, for the Best Publication and Web Site in the Nation for People with Special Needs. EP was also the recipient of a Silver Medal for Editorial Excellence from FOLIO: at the Magazine Publishers Association Awards Dinner in New York. Finally, in November, EP received the Distinguished Service Award from the Epilepsy Foundation of New Jersey for our work on behalf of people with epilepsy. Working with the leaders in the field, we have established relationships with virtually every major professional society and lay organization serving people with special needs.

In 2003, we focused our editorial content on the key issues affecting our audience and worked to provide them with need-to-have information on topics such as the spectrum of autistic disorders, IDEA reauthorization, the No Child Left Behind Act, epilepsy and complex seizure disorders, ADHD, and the latest developments in mobility and communication devices. Feature stories included interviews with former Assistant Secretary of Education for the Office of Special Education and Rehabilitative Services Dr. Robert Pasternack, Major League Baseball pitcher Tim Wakefield and technology leader and inventor Ray Kurzweil.

We also expanded our coverage of key areas in the disability arena with added columns including Tech Scapes and IDEA Notebook as well as continuing series on autism, financial planning and adaptive physical sports and recreation for people with disabilities. In addition, we have continued our relentless efforts to expand awareness of the benefits of newborn screening using tandem mass spectrometry.

EP has continued to publish stories of parents and families who sacrifice everything and stop at nothing to provide the highest quality of care and support for their loved ones with special needs. We remain grateful for the work that these people do and for their willingness to share their experiences with us. They inspire us all and are, after all, the reason for our existence—heroes in every sense of the word.

Beyond our monthly magazine, in 2003 EP continued to intensify its efforts in other areas. The September

2003 World Congress and Exposition on Disabilities (WCD) in Orlando, FL was a tremendous success. As creators and developers of the entire program of educational seminars offered at the WCD, we played a vital role in producing the largest exhibit and conference in the world focusing on special needs. This year’s show offered over 144 CME/CEU-accredited programs for physicians, allied health care professionals, special education and mainstream teachers, families and caregivers, and included keynote speeches from the leaders in the field.

2003 also saw the expanded development of our relationship with Major League Baseball (MLB). The collaboration between EP and MLB began in 2002, when management for the New York Yankees and the Boston Red Sox embraced EP’s vision to promote awareness of the disabilities population by reaching out to sports fans. Each team hosted a pre-game ceremony, during which people who had made significant contributions to the disabilities community were honored. The program was so favorably received that 14 MLB teams decided to host these events in 2003. Honorees included individuals such as Eunice Kennedy Shriver, Travis Roy, Dr. Darryl De Vivo, Geri Jewell and others.

Through our production of online CME/CEU-accredited seminars, EP has found another extremely valuable way to expand knowledge in the field. Over the past year, we have delivered a total of seven online seminars dealing with a range of topics such as childhood movement disorders, the management and control of refractory seizures in people with mental retardation and developmental disabilities and newborn screening. In 2004, with Connemaugh Health Systems, we plan on delivering a total of 20 CME/CEU online seminars, hopefully with the participation of the US Military.

EP was recently designated as the publisher of The Presidents Report on Mental Retardation, complete with the seal of the office of the President of the United States of America, which will appear in our April, 2004 issue. We are also proud to say that EP is now the official family magazine of the American Academy of Developmental Medicine and Dentistry.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents its office space at 65 East Route 4, River Edge, New Jersey under a lease agreement that expires on August 31, 2006.  The Company is beginning to explore opportunities for purchasing and/or constructing suitable facilities to relocate its operations in the region  when its lease expires.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April, 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. It is the opinion of the Company’s attorneys that the Company will not be liable for the payments and that the amount of damages being sought as compensation to the Company far exceeds the contract balance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of  Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizes  East Coast Airlines, Inc. (the “Company” or “East Coast”) to offer  (the “Offering”) 173 shares of its Common Stock (the “Common Stock”) for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders. The Offering was submitted to all shareholders of Psy-Ed with nearly unanimous acceptance.

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

The Company has 109 shareholders including management who hold shares of the common stock of the Company.

The Company is in the process of applying to have its common shares listed for trading on the Electronic Bulletin Board over-the-counter trading market. There can be no assurances that the Company will qualify in order for its shares to be listed in such trading market. If and when the Company's common stock qualifies for such listing privileges, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines a "penny stock" as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's common shares are deemed to be a penny stock, trading in our shares will be subject to additional sales practice requirements imposed upon broker-dealers who offer to sell penny stocks to persons other than established customers and "accredited investors" (generally, persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). In brokerage transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. As a result of the application of these rules, broker dealers will encounter difficulty in trading and/or maintaining a market in the Company's common stock. Consequently, such rules may affect the ability of shareholders to sell their shares.

Dividends

The Company has not declared or paid any cash dividends on its common stock. Moreover, current management has no intention to declare any such dividends in the foreseeable future, but will retain earnings, if any, to finance its operations and any expansion of its business.

Recent Sales of Unregistered Securities

Fiscal Year 2000

The Company issued the following unregistered securities during fiscal year 2000:

•

In April, 2000, the president of the Company purchased 475,000 shares in April 2000 and the secretary of the Company purchased 25,000 shares in April 2000 at $0.001 per share.

•

In June, 2000, the Company issued 104,500 shares of its restricted common stock to 36 investors and received gross proceeds in the amount of $10,950 in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Rule 504 of Regulation D promulgated there under. The private placement was conducted in accordance with the requirements of Regulation D in that no general solicitation or advertising was utilized and the gross proceeds were well below the maximum Rule 504 exemption amount of $1,000,000 of Regulation D.

Fiscal Year 2001

The Company issued the following unregistered securities during fiscal year 2001:

•

In May 2001, the Company issued 150,000 shares of its restricted common stock to 2 individuals for services rendered at $0.001 per share.

Fiscal Year 2002

•

The Company did not issue any unregistered securities during fiscal year 2002.

Fiscal Year 2003

•

On March 4, 2003, the Board of Directors authorized a forward stock split of all of the issued and outstanding Company common shares on the basis of 25.2 common shares for 1 common share outstanding, issueable to holders of record as of March 5, 2003. Accordingly, the 754,500 outstanding common shares held of record on March 5, 2003 were forward split and resulted in 19,013,400 common shares outstanding as of that date. The 25.2 forward stock split was in the form of a stock dividend.

•

On August 13, 2003, the Company received gross subscription proceeds in the amount of $5,000 from an accredited investor and issued to it 100,000 restricted common shares pursuant to a private placement, utilizing the exemption from the registration requirements of the 1933 Act provided in Rule 506 of Regulation D.

•

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of  Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizes  East Coast Airlines, Inc. (the “Company” or “East Coast”) to offer  (the “Offering”) 173 shares of its Common Stock (the “Common Stock”) for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders. This Offering resulted in the issuance of  13,010,984  shares of the Company’s common stock to 50 Psy-Ed shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis form making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

Plan of Operation

The Company had been in the development stage since inception  on November 17, 1999 and had intended to initiate regional airline service as its primary business purpose. As noted previously, the tragic events of September 11, 2001 caused the Company's original plan to be severely and adversely impacted to the point that management refocused its business plan to seek a consolidation with a strategic partner, either through a joint venture, acquisition, merger or share exchange transaction in order to preserve value for its shareholders.

During February, 2003, we began preliminary discussions with a private entity to enact a consolidation through either a merger or acquisition transaction. On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of  Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizes  East Coast Airlines, Inc. (the “Company” or “East Coast”) to offer  (the “Offering”) 173 shares of its Common Stock (the “Common Stock”) for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders. This Offering resulted in the issuance of   13,010,984 shares of the Company’s common stock to 50 Psy-Ed shareholders.

Having completed the merger we are now a global communications company dedicated to providing quality, reliable information for people with disabilities and special health care needs. We will continue Psy-Ed’s 33 years of providing publications and services to this community focusing on the flagship Exceptional Parent Magazine and the creation and development of seminars for special needs individuals and families.

We can give no assurance that the share acquisition transaction will result in material value being added to the Company and our shareholders.

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to the filing of current, quarterly and annual reports with the Securities and Exchange Commission.

Liquidity

Revenues in 2003 provided liquidity sufficient to support operations. It is expected that operations in 2004 will again be sufficient to support operations. It is the Company’s intent in 2004, to provide additional liquidity through a combined debt restructuring, raising of capital and revenues produced from the selective joint venturing on the development and production of educational programs dedicated to specific special needs communities. The Company’s working capital line was renewed until August 2004. While the Company cannot assure that the institutional lender will provide a continuation, it should be noted that the Company has maintained a line of credit despite having experienced negative working capital ratio that has in part been caused by the recording of deferred subscription and special project revenue that would be recognized for financial statement purposes in future periods. In addition the company is a thirty three year old entity that has always maintained an excellent rapport with its lenders.

Results of Operations

Fiscal year ended December 31, 2003 compared to the seven months ended December 31, 2002.

The comparative statement of operations is impacted by the Company’s short year ended December 31, 2002.  The Company changed its year-end to December and the 2002 numbers reflect the operations for only seven months.

Sales

Sales for the year ended December 31, 2003 increased to $3.2 million as compared to $1.4 million for the seven months ended December 31, 2002.  On an annualized basis, 2003 revenues increased approximately $800,000 over the annualized results from 2002.   This increase is attributed specifically to revenue growth from two segments, those being sponsored editorial projects and the initiation of a program involving on line educational seminars providing topical information for professional, aligned and family care givers. Revenues from on line seminars in 2003 approximated $137,000 with the balance of the annualized increase attributed to sponsored editorial projects.  Revenues from each of these segments are provided by corporate sponsors who supply goods and services to the special needs population. Overall revenues in the preceding 36 months have shown a sustained upward trend, which is expected to continue in 2004.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2003 increased to $1.4 as compared to $.9 million for the seven months ended December 31, 2002.  On an annualized basis the cost of goods sold remained relatively constant from period to period due to the maintenance of stable printing and other costs of production and circulation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 increased to $1.8 million as compared to $1.1 million for the seven months ended December 31, 2002.  On an annualized basis, selling, general and administrative expenses remained constant between the periods despite incurring approximately $100,000 in professional fees associated with the implementation of a share exchange agreement as well as the costs associated with filings with the SEC during 2003.

New Financial Accounting Standards

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN 45 on January 1, 2003.  The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues.  This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE.  FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003.  For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003.  The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.”  SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.  Interim period disclosures are effective for interim periods beginning after December 15, 2003.  The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company’s historical disclosure.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names of all directors and executive officers of the Company are as follows:

Name	Age	Position
Joseph M. Valenzano, Jr.	58	President, CEO, Director
David Hirsch	58	Director
Gregg LaPonte	42	Director
Raymond C. Smith	60	Director
Ed McCabe	62	Director
Donald Chadwick	52	Director, Sec., Treasurer
John F. Crowley	36	Director
Robert Salluzzo	56	COO
Rick Rader, MD	55	Editor in Chief
Dolores DeFina	34	CFO

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

Joseph M. Valenzano, Jr., MBA, APC - President / Chief Executive Officer / Director

Mr. Valenzano, age 58,  received his bachelor’s degree in economics and history from Upsala College.  He also holds an MBA in Finance and Management from Fairleigh Dickinson University.  A Certified Management Accountant (CMA), Mr. Valenzano was awarded an Advanced Professional Certificate (APC) in Accounting and Information Systems from the Graduate School of Business at New York University.

Mr. Valenzano is a frequent speaker at conferences, organizations and rehabilitation facilities serving people with disabilities—and is on the board of a number of prestigious disability organizations. He is the Founder and Member of the Board of Trustees at the EP Foundation for Education, Inc., an IRS-approved 501(c)(3) not-for-profit corporation.  He is the Chairman of the Executive Advisory Board for the Child Neurology Society and Child Neurology Foundation and a member of the board of directors for the CNF. He is also Chairman of the Advisory Board to the American Academy of Developmental Medicine and Dentistry and a member of the board of directors of that prestigious professional society.  He also serves on the board of directors of Oral Health America.

Mr. Valenzano has 30 years experience in health care communications. Positions he has held include:

•

Executive Vice President Operations at Medical Economics where, among others, he oversaw the Physicians Desk Reference, Medical Economics, Contemporary Pediatrics, Contemporary OB/GYN, and contemporary Urology;

•

Executive Vice President-Finance for The Thomson Corporation, one of the world’s largest communications companies; and  Vice President-Business Development with Elsevier-NDU of the Netherlands prior to the merger with Reed.

Rick Rader, M.D. Editor in Chief

Dr. Rader, age 55,  is Director of the Habilitation Center at Orange Grove in Chattanooga, Tennessee.  Established in 1953 the center is one of the country’s premier community agencies providing medical, therapeutic, vocational, educational, and residential services to individuals with developmental disabilities.  Dr. Rader is actively engaged in research projects involving biomechanics, ergonomics, bio-behavior, communications, mobility, and psychosocial medicine as related to the special needs community.  Dr.

Rader has spearheaded the drive to train medical students and physicians in techniques of communicating the expression of pain with non-verbal retarded citizens.  He is Editor-in-Chief of Exceptional Parent Magazine, the leading journal for parents and professionals.  He is active in creating national training standards for direct care staff in supported living, an outgrowth of de-institutionalization and community integration. He is also the Chair of the Chattanooga Rehab Cluster.

Prior to coming to Chattanooga (Orange Grove) he was the Executive Director of The American Institute of Stress (New York) with a focus on coping strategies for children, post traumatic stress disorder and psychoneuroimmunology.  He has been a featured speaker at the International Congress on Stress in Switzerland for several years.

Dr. Rader studied medical anthropology with a focus on the biocultural determinants of health and disease models.  Upon completion of his medical studies (internal medicine) in London Dr. Rader was appointed as the director of Operations at Surgical Aid to Children of the World.  This group pioneered the creation of pediatric surgical assistance teams and surgical training in the developing world.  Projects were established in China, Africa, The Middle East, India and Central America.

Dr. Rader has also served as the director of Medical Affairs at the International Medical News Group whose journals (Internal Medicine News, Family Practice News, Ob-Gyn News, Pediatric News, Clinical Psych News and Skin and Allergy News) is read by over 400,000 physicians.  He was also the Medical director at (journals) Infections in Medicine, Complications in Surgery, Abstracts in Infectious Diseases, and The AIDS Reader.

He is a member of the Society of Teachers of Family Medicine and The American Association on Mental Retardation.  He is a Fellow of The American Academy for Cerebral Palsy and Developmental Medicine and The American Institute of Stress

Dolores DeFina  Chief Financial Officer

Ms. DeFina, age 34,  has spent her entire professional career in financial administration beginning with the Professional Insurance Association of Carlstadt, New Jersey. With EP, she has oversight responsibility for the summarization of all financial data , the timely preparation of internal and external financial and operational reports as well as human resource functions and systems management.

Donald S. Chadwick, CPA –Director, Secretary, Treasurer

Donald S. Chadwick, age 52, obtained his Bachelors Degree in Accounting from Babson College in 1974 and has a Masters of Business Administration in Strategic Planning from the University of Pittsburgh. Mr. Chadwick is currently a financial and tax consultant.

Mr. Chadwick was employed by Price Waterhouse from 1974 to 1985 as an auditor and later joined the tax department. In 1985 he left Price Waterhouse to establish a tax consulting practice serving individuals and corporations.

In January 1997, Mr. Chadwick formed Cardinal Associates, L.P. , a venture capital partnership. Mr. Chadwick serves as general partner.  In September 1997 Cardinal entered into an investment agreement with Psy-Ed Corporation which involved the purchase of 4,000 shares of common stock of Psy Ed. As a result of that investment, Mr. Chadwick has served as a director of Psy Ed since that time.

In October 1988, Mr. Chadwick formed Cardinal Debt Associates, L.P. (Debt) and Cardinal Equity Associates, L.P. (Equity) which are business development companies providing capital to small growth oriented businesses. In September 2000, Debt provided a short-term loan and line of credit to Psy Ed. In conjunction with the loan, Equity acquired a warrant position in Psy Ed which has been exchanged for 698 common shares.

In October 2003, Mr. Chadwick formed Exceptional Associates, L.P., to purchase Psy Ed shares from various existing shareholders.

Rear Admiral Raymond C. Smith, USN (ret.) – Director

Rear Admiral Ray Smith, USN (Ret), age 60  is widely regarded as one of the Navy’s most inspirational leaders. A Navy SEAL for 31 years, Admiral Smith achieved extraordinary success through focused, participatory leadership.  During his four-year tenure as Commander of the 2300-men worldwide SEAL force, he raised personnel retention to a level three times the Navy average.  As a Navy Captain, Admiral Smith led the Navy SEALs in Operation Desert Storm, conducting over 200 combat operations of strategic significance while incurring no casualties.  Earlier in his career, Admiral Smith directed Navy SEAL training, generally considered to be the most challenging military training in the world.  While in this position, Admiral Smith achieved the highest graduation rate in the 50-year history of the course (55%).

Admiral Smith has been recognized in numerous publications and books, most recently in Noel Tichy’s book, THE LEADERSHIP ENGINE, in which he is cited as a leader closely involved with employees at every level of his organization.  Admiral Smith has also been recognized in NEWSWEEK, FORTUNE, READERS DIGEST, and on the Discovery Channel, the History Channel, and CBS This Morning.

Admiral Smith was also awarded the California Distinguished Service Award while a member of the Governor’s Council on Physical Fitness and Sports.  Working directly for the Council Chair, Arnold Schwarzenegger, he and his SEALs focused on inner-city at-risk youth, children with special needs, and senior citizens.  The Admiral has spoken extensively on his leadership experiences and the philosophical underpinning which has supported his enormously successful career. Admiral Smith also published two highly successful Navy SEAL manuals presently in print by the Government Printing Office.  These two, THE SEAL NUTRITION MANUAL and THE SEAL PHYSICAL FITNESS MANUAL, focus on the special nutritional and fitness needs of Navy SEALs, but have been extremely well-received by the general population because of their application to all walks of life.

Prior to retiring from the U.S. Navy, Admiral Smith was assigned as the Director of Assessment for the U.S. Navy.  As the first SEAL Admiral to serve in a general Navy assignment, Admiral Smith was responsible for developing the Navy’s first capability-based assessment process.  He led 100 systems analysts in providing service-level recommendations directly to the Chief of Naval Operations.  Incorporating computer modeling and risk assessment, he provided Navy leadership with $36B in analysis-based savings over a six-year period.

Admiral Smith lives with his wife Kathy in Pasadena, California.  He has three sons, two of who are Navy SEALS. He also served as keynote speaker at EP’s World Congress & Exposition on Disabilities in September 2001 in Atlanta, Georgia.

John F. Crowley - Director

John F. Crowley, age 36, a dynamic biopharmaceutical executive and entrepreneur, has an impressive track record in the development and management of small and large companies.  He is the former CEO of one of biotechnology’s leading success stories of the last several years NOVAZYME PHARMACEUTICALS.  Growing Novazyme from five-person start-up company to 120-person leading biotechnology R&D company, he raised $27 million in venture capital – culminating in the sale of Novazyme to Genzyme for a total purchase price of $225 million in just eighteen months from company inception.  Featured on cover of The Wall Street Journal (July 31, 2001:  “When Drug Research is Personal”), on The Today Show (November 2, 2001), as well as the subject of a Harvard Business School case study now taught at HBS in the second year “Innovating Health Care” course (A Father’s Love: Novazyme Pharmaceuticals, published October 22, 2002).  Mr. Crowley was again featured on the front page of the Wall Street Journal on August 26, 2003 a copy of which is attached.

From 2001 to 2002, Crowley was Senior Vice President for GENZYME CORPORATION in Cambridge, MA and Princeton, NJ and General Manager for Novazyme Pharmaceuticals (a wholly owned subsidiary). At Genzyme, he served in a senior executive position for fifteen months following Genzyme’s acquisition of Novazyme in September 2001. Crowley was responsible for Drug Development Strategy & Planning; Manufacturing Strategy, Planning & Oversight; Clinical and Regulatory Development; P&L Management and Accountability; Merger Integration; Business Development; Investor Relations.

At BRISTOL-MYERS SQUIBB COMPANY in Princeton, NJ from 1998-2000, Crowley was Director, Executive Committee for the U.S. Medicines Group. He served in this key leadership development role as special assistant to the President, U.S. Medicines Group, with overall responsibility for coordinating daily executive activities of this business for the Group President and his six direct reports, all division presidents of the U.S. pharmaceutical and consumer medicines businesses.  U.S. Medicines Group sales in 1999 exceeded $9 Billion.

He holds a Masters in Business Administration from HARVARD UNIVERSITY GRADUATE SCHOOL (1996-1997), where he was elected by Classmates to deliver Class Commencement Address. He received his Juris Doctor from the UNIVERSITY OF NOTRE DAME LAW SCHOOL(1989-1992), with Graduation Awards for Outstanding Achievement in the Art of Oral Advocacy and for Excellence in Legal Writing. Previously, he graduated with a Bachelor of Science in Foreign Service from GEORGETOWN UNIVERSITY.  Mr. Crowley was nominated to THE UNITED STATES NAVAL ACADEMY in Annapolis, Maryland by both Senator Bill Bradley and Congresswoman Marge Roukema (N.J.). There he

completed three semesters of study. He earned Commandant’s List honors and was ranked 2/36 Midshipman in his Plebe year (freshman).

John Crowley is also founder of THE CHILDREN’S POMPE FOUNDATION, a 501(c)(3) charitable organization dedicated to “driving science toward a cure for Pompe’s Disease.”

David Hirsch, MD –Director

A pediatric physician, Dr. Hirsch, age 58  specializes in caring for children with special health care needs.  He is a partner in Phoenix Pediatrics, which has seven physicians and a medical and administrative staff of almost forty.  Over the years he has worked with hundreds of children with disabilities throughout Arizona.  Dr. Hirsch is a fellow and is actively involved in the American Academy of Pediatrics (AAP) as a member in the section on Neurology, Home Health Care and Developmental Disabilities.  Dr. Hirsch received three degrees in engineering from Carnegie-Mellon University, Pittsburgh, PA. Before earning his medical degree at the University of Cincinnati in 1975.  He did is residency in pediatrics at the University of Michigan Affiliated Hospitals.   Dr. Hirsch writes a monthly column called “Ask the Doctor” for Exceptional Parent and is active on several boards of foundations and non-profit organizations.  He also serves as a member of Exceptional Parent’s Editorial Advisory Board.

Edward McCabe - Director

Edwin McCabe, age 62, is a 1963 graduate of Dartmouth College in Hanover, New Hampshire, JD Degree (with distinction) from The University of Michigan Law School in Ann Arbor, Michigan, 1966.  Member of the Massachusetts Bar.  Active trial lawyer and a member of the First, Second, Fifth, Eighth, Ninth, Federal and District of Columbia Circuit Courts of Appeal.  Mr. McCabe has appeared pro hac vice in courts in nineteen states in the course of his career as a trail lawyer including The Supreme Court of The United States.  Mr. McCabe’s professional accomplishments – defeats as well as victories – have been extensively chronicled in The Boston Globe, The Boston Herald, The Wall Street Journal, The New York Times, The American Lawyer, The National Law Journal, Boston Magazine, and in various other local and regional publications.

Robert Salluzzo, CPA– COO

Mr. Salluzzo, age 56, began his professional career with Price Waterhouse & Co. in 1969, specializing in all areas of taxation relevant to multinational corporations, high net worth individuals and various charitable and personal benefit trusts. In 1976 he established his own accounting firm focusing on the needs of emerging businesses. In this capacity, he was involved in the structuring of multi-million dollar asset based credit facilities as well as integrating funding from economic development agencies into capital formation plans for development stage companies.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from January 1, 2003, to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d) the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 10. EXECUTIVE COMPENSATION.

On May 31, 2001, the Company entered into an Executive Employment Agreement with its President and Chief Executive Officer.  The employment agreement expires June 30, 2005 and requires annual compensation of $120,000, increasing after the first year, annually, by a percentage equal to the increase in the consumer price index for the New York/Metropolitan Area for the proceeding year.

In connection with the employment agreement between the Company’s President and Chief Executive Officer, the EParent Board of Directors and Compensation Committee, the Board of Directors of EParent authorized the issuance of 10,000 warrants granting the Officer the right to purchase 10,000 shares of EParent's $.01 par value common stock for $39 per share.  The warrant vests immediately and can be exercised at any time.  In February 2003, the President and Chief Executive Officer converted these warrants into 3,384 shares of common stock as part of a cashless exchange approved by EParent's Board of Directors.  See Note 6 of Notes to Consolidated Financial Statements.

The Company has a Non-Qualified Stock Option Plan (the “Plan) which provides for granting of “Incentive Stock Options” to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954 as amended.  The Plan provides for the issuance of 5,000 shares.  Substantially all of the options outstanding become exercisable twenty (20%) percent per year from the date of grant and twenty (20%) percent for each year of the four years thereafter.  The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, (SFAS No. 123).  Accordingly no compensation cost has been recognized for the stock options granted.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model.  No shares or warrants were granted for the year ending December 31, 2003 and seven months ending December 31, 2002.

Information regarding the Company’s options and warrants for December 31, 2003 and 2002 is as follows:

	December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and warrants outstanding, beginning of period	14,395	$34.22	14,395	$34.22
Options and warrants exercised	(14,395	$34.22	-	-
Options and warrants granted	-	-	-	-
Options and warrants cancelled	-	-	-	-
Options and warrants outstanding, end of period	-	$ -	14,395	$34.22
Options and warrants price range, end of period				$9.00 - $39.00
Fair value of options and warrants granted during the year	$ -		$ -

In February 2003, the options and warrants were converted into 6,121 shares (2,039 shares from employees, 3,384 shares from EParent's chief executive officer and 698 shares from Cardinal Debt Associates, L.P.) of EParent's common stock as part of a cashless exchange approved by Eparent's Board of Directors.  The cashless exchange was calculated using the fair value of the shares at the date of exercise as compared to the exercise price of the options.  The number of shares to be issued were reduced based on the calculation.  No cash was received upon exercise.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the record and beneficial ownership of Company common stock, by each executive officer and director as a group as well as for any person or group who is known to be the beneficial owners of more than five per cent (5%) of the commons shares of the Company as of December 31, 2003:

Name	Office	Number of Shares	Percentage
Joseph M. Valenzano Jr.	CEO and Director	3,871,048	19.08%
Robert J. Salluzzo	Chief Operating Officer	717,566	3.53%
Dolores DeFina	Chief Financial Officer	12,283	00.06%
Donald Chadwick as Managing Partner or Director**	Secretary, Treasurer and Director	2,384,638	11.76%
Sigma Tau Pharmaceuticals	None	2,206,615	10.88%
Officers and Directors as a Group		6,985,535	34.44%

* Mr. Chadwick is the managing director or managing partner of the following entities that own collectively 2,384,638 common shares.

•

Cardinal Associates LP

•

Cardinal Equity Associates

•

Cardinal Equity Associates LP

•

EP Associates LP

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

(b)

Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

2002 Audit fees

$44,982

2003 Audit fees

$51,247

Audit Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

NONE

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

2002 Taxes

$ 2,000

2003 Taxes                   $ -0-

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1)

through 9(e)(3) of Schedule 14A. are:

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ Robert J. Salluzzo Robert J. Salluzzo, Chief Operating Officer

/s/ Dolores DeFina Dolores DeFina, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ Donald S. Chadwick Donald S. Chadwick, Director

/s/ Edward McCabe Edward McCabe, Director

/s/ Gregg LaPointe Gregg LaPointe, Director

Dated:	April 12, 2004

EXHIBIT INDEX

(3)(i) Certificate of Incorporation, Incorporated herein by reference to Company's Form 10SB filed with the Commission on June 13, 2000.

(3)(ii) By-Laws of the Company, Incorporated herein by reference to Company's Form 10 SB filed with the Commission on June 13, 2000.

(31.1) Rule 13a-14(A) Certification Of Chief Executive Officer

(31.2) Rule 13a-14(A) Certification Of Chief Financial Officer

(32.1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(32.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(99.3)  Corporate Code of Ethics and Conduct

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)

The Company's quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

(b)

All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act since the Company's fiscal year ended December 31, 2002.

Item 7: Financial Statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors' Report	F2
Financial Statements:
Balance Sheet December 31, 2003	F3-F4
Statements of Operations, for the Year Ended December 31, 2003 and the Seven Months Ended December 31, 2002	F5
Statements of Stockholders' (Deficiency), for the Year Ended December 31, 2003 and the Seven Months Ended December 31, 2002	F6
Statements of Cash Flows, for the Year Ended December 31, 2003 and the Seven Months Ended December 31, 2002	F7-F8
Notes to Consolidated Financial Statements	F9-F20

F1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of

EP Global Communications, Inc. and Subsidiary

Oradell, New Jersey

We have audited the accompanying consolidated balance sheet of EP Global Communications, Inc. and Subsidiary (the "Company"), as of December 31, 2003, and the related statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2003 and the seven months ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EP Global Communications, Inc. and Subsidiary at December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 and the seven months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

WIENER, GOODMAN & COMPANY P.C.

Certified Public Accountants

Eatontown, NJ  07724

March 3, 2004

-F2-

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

December 31,
2003

Current Assets:
Cash	$ 51,163
Accounts receivable - less allowance for doubtful	283,894
accounts of $54,000 at December 31, 2003
Inventory	11,246
Prepaid expenses and other current assets	5,501

Total Current Assets	351,804

Property and equipment - net	79,092

Other assets	25,745

TOTAL ASSETS	$ 456,641

See notes to financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

December 31,
2003
Current Liabilities:
Current portion of long term debt	$ 220,000
Current portion of capitalized lease obligations	23,258
Accounts payable	354,520
Accrued expenses	72,709
Notes payable	522,517
Due to shareholder	11,129
Deferred subscriptions and other revenues	339,192

Total Current Liabilities	1,543,325

Long-Term Liabilities:
Deferred subscriptions and other revenues	247,588
Capitalized lease obligations	37,280

Total Long-Term Liabilities	284,868

Total Liabilities	1,828,193

Stockholders' Deficiency:

Preferred stock:
Series A, $.01 par value; authorized 5,000,000 shares;
outstanding 3,333 shares	33

Series B, $1.00 par value; authorized 5,000,000 shares;
outstanding 309 shares	309

Common stock, $.0001 par value; authorized 60,000,000 shares;
outstanding 20,279,710 shares	2,028
Additional paid in capital	2,135,279
Deficit	(3,509,199)

Total Stockholders' Deficiency	(1,371,550)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 456,643

See notes to financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year	For the seven
	ended	months ended
	December 31,	December 31,
	2003	2002

Net Sales	$ 3,247,943	$ 1,361,322

Cost of goods sold	1,336,268	857,547

Gross profit	1,911,675	503,775

Selling, general and administrative
expenses	1,839,259	1,065,435

Income (loss) from operations	72,416	(561,660)

Interest expense	43,704	26,900

Income (loss) before provision for
income tax	28,712	(588,560)

Provision for income tax	-	-

Net income (loss)	$ 28,712	$ (588,560)

Earnings (loss) per common share - basic	$ 0.01	$ (15.04)

Earnings (loss) per common share - diluted	$ 0.01	$ (15.04)

Weighted average common shares
outstanding - basic	1,947,919	39,124

Weighted average common shares
outstanding - diluted	2,692,705	39,124

See notes to financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

		Series A		Series B
		Preferred		Preferred		Common		Additional
		Stock		Stock		Stock		Paid-In
	Total	Number of Shares	Value of Shares	Number of Shares	Value of Shares	Number of Shares	Value of Shares	Capital	Deficit

Balance June 1, 2002	$(761,725)	18,673	$187	9,804	$9,804	37,021	$370	$2,099,534	$(2,871,620)

Net (loss) - seven months ended
December 31, 2002	(588,560)	-	-		-		-	-	(588,560)
Conversion of Series A Preferred
Stock into Common Stock		(12,840)	(129)			14,124	141	(12)

Conversion of Series B Preferred
Stock into Common Stock				(8,670)	(8,670)	13,872	139	8,531

Balance December 31, 2002	(1,350,285)	5,833	58	1,134	1,134	65,017	650	2,108,053	(3,460,180)

Conversion of Series A Preferred
Stock into Common Stock	-	(2,500)	(25)	-	-	2,750	27	(2)	-

Conversion of Series B Preferred
Stock into Common Stock	-	-	-	(825)	(825)	1,320	13	812	-

Exercise of stock options	-					6,121	61	(61)	-

Recapitalization in connection
with share exchange	(49,977)					20,204,502	1,277	26,477	(77,731)

Net income	28,712	-	-	-	-	-	-	-	28,712
Balance at December 31, 2003	$(1,371,550)	3,333	$33	309	$309	20,279,710	$2,028	$2,135,279	$(3,509,199)

See notes to financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the seven
	ended	months ended
	December 31,	December 31,
	2003	2002

Cash flows from operating activities:
Net Income (loss)	$ 28,712	$ (588,560)
Adjustment to reconcile net loss to net cash
Depreciation and amortization	15,990	11,447
Decrease in bad debts reserve	(6,000)	(40,000)
(Increase) decrease in operating assets:
Accounts receivable	6,422	431,289
Inventory	11,220	8,416
Prepaid expenses and other current assets	(5,501)	30,387
Other assets	-	60,534
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(76,786)	(107,617)
Accrued expenses	27,380	13,118
Deferred subscriptions and other revenues	(159,081)	227,784
Net cash provided by (used in) operating
activities	(157,644)	46,798

Cash flows from investing activities:
Due to affiliate	-	500

Cash flows from financing activities:
Proceeds from borrowings	728,500	-
Payments on debt	(582,764)	(24,139)
Principal payments on capitalized lease obligation	(10,688)	(5,874)
Repayment to shareholder	(12,494)	-

Net cash flows provided by (used in) financing
activities	122,554	(30,013)

Net increase (decrease) in cash	(35,090)	17,285

Cash - beginning of year	86,254	68,969

Cash - end of year	$ 51,164	$ 86,254

See notes to financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the seven
	ended	months ended
	December 31,	December 31,
	2003	2002
Supplementary information:

Cash paid during the year for:
Interest	$ 42,993	$ 26,967
Taxes	$ 1,552	$ -

Supplementary disclosure of non-cash investing and
financing activities:

Purchase of equipment on capitalized lease obligations	$ 51,000

Recapitalization in conection with share exchange	$ (49,997)

See notes to financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiary (“EP” or the “Company”), operates its business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).  EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the information needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.   EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 1,000 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

Basis of Presentation

On November 28, 2003, East Coast merged with Psy-Ed Corporation.  In connection with the share exchange, East Coast acquired the assets and assumed the liabilities of Psy-Ed Corporation.  For accounting purposes, the merger has been treated as a recapitalization of Psy-Ed Corporation as the acquirer.  The financial statements prior to November 28, 2003 are those of Psy-Ed Corporation.  See Note 2 of Notes to Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

-F9-

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company grants credit primarily to advertisers based on an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on these receivables is principally dependent on each customer’s financial condition.  A majority of the subscription income is received in advance and presents little risk to the Company.  The Company controls its exposure to credit risk through monitoring procedures and establishes appropriate allowances for anticipated losses.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”).

Online services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.  The costs to develop this internet income are period costs and are expensed when incurred.  Print publication advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

Deferred subscription income, net of agency commission is recorded when subscription orders are received.  The Company uses a fulfillment house, which calculates the revenue to be recorded for all periods.  Customers generally subscribe to the magazine for a three year period of time.  Deferred subscription income represents the portion of the prepaid subscription not earned by the Company and paid for in advance of fulfillment by the Company to the customer.

Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years.  Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

Stock-Option Plan

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board (“ABP” Opinion No.25 “Accounting for Stock Issued to Employees”.  APB No.25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.  The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No.123 “Accounting for Stock-Based Compensation-Transition and Disclosure”.

-F10-

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year	For the seven
	ended	months ended
	December 31,	December 31,
	2003	2002
Net earnings (loss) - as reported	$28,712	$(588,650)
Amortization of stock-based
compensation	66,042	92,458
Net earnings (loss)- pro forma	$(37,330)	$(681,108)
Earnings (loss) per share -
basic-as reported	$0.02	$(15.04)
Earnings (loss) per share -
basic-pro forma	$(0.02)	$
Earnings (loss) per share -
diluted-as reported	$0.01	$(15.04)
Earnings (loss) per share -
diluted-pro forma	$(0.01)	$

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

The principal items giving rise to deferred taxes are certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefit of certain net operating loss carryforward.

Evaluation of Long-Lived Assets

 The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value  and an impairment loss would be charged to operations in the period identified.

-F11-

Earnings (Loss) Per Share - Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings (loss) per share relate to stock options, warrants and convertible preferred stock which, if exercised, would have a dilutive effect on earnings (loss) per share.

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

	For the year	For the seven
	ended	months ended
	December 31,	December 31,
	2003	2002

Weighted average shares outstanding - basic	1,947,919	588,560

Dilutive impact of options, warrants and
convertible preferred stock outstanding	744,786	-
Weighted average shares oustanding - diluted	2,692,705	588,560

During the seven months ended December 31, 2002, outstanding options, warrants and convertible preferred stock were not included in the foregoing computations because they were antidilutive.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses and notes payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards

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

-F12-

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN 45 on January 1, 2003.  The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues.  This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE.  FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003.  For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003.  The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

-F13-

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.”  SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.  Interim period disclosures are effective for interim periods beginning after December 15, 2003.  The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company’s historical disclosure.

2.   SHARE ACQUISITION AGREEMENT

On November 28, 2003, East Coast entered into a share acquisition agreement with Psy-Ed Corporation d/b/a Exceptional Parent ("EParent").  See Note 1 of Notes to Consolidated Financial Statements.

EParent is the surviving corporation in the share acquisition exchange and, as a result of the share acquisition exchange, became a wholly-owned subsidiary of East Coast.  As provided for in the share acquisition agreement, the stockholders of EParent received 173 shares of East Coast common stock in exchange for each share of EParent common stock they held.  A total of 13,010,984 shares of East Coast were issued to EParent stockholders in consummation of the share acquisition exchange.  Immediately following the share acquisition exchange, East Coast had a total of 20,279,710 shares of common stock issued and outstanding excluding shares issuable upon conversion of Eparent's Series A and Series B Preferred Stock.  In addition, the resignations of Robert Salluzzo and Charles Youngblood from the Board of Directors of East Coast and from their positions as President and Chief Executive Officer and a Secretary, respectively, took effect upon the close of the share acquisition exchange.  The EParent Board of Directors became the Board of Directors of East Coast and Joseph M. Valenzano, Jr. became the President and Chief Executive Officer.  The name of the new parent company was changed to EP Global Communication, Inc.  Assuming the EParent stockholders owning all of the 3,642 EParent Series A and Series B preferred shares first convert them to EParent common shares and then exchange their common shares for 630,066 East Coast common shares, the EParent stockholders will then own approximately 65% of East Coast's outstanding common stock.  While the former stockholders now own more then a majority of the issued and outstanding shares of East Coast, no individual stockholder holds enough shares to assert control over East Coast and neither East Coast or EParent is aware of any group of stockholders that is acting together in order to assert control over East Coast.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31,
2003
Furniture and Fixtures	$ 272,497
Less: Accumulated Depreciation	193,405
$ 79,072

Depreciation expense for the year ended December 31, 2003 and seven months December 31, 2002 was $15,990 and $11,447, respectively.

-F14-

4.  ACCRUED EXPENSES

Accrued expenses consists of the following:

December 31,
2003

Commissions	$17,823
Professional fees	53,300
Interest	711
Corporate expenses	775
Taxes payable	100
$72,709

5.  DEBT

Short-term bank obligations at December 31, 2003, consists of the following:

December 31, 2003
Secured line of credit with Provident Bank in the amount of $500,000, interest at 1% over bank’s prime lending rate (5.0% at December 31, 2003) (1) (2)	$ 496,119
Unsecured line of credit with Sun Trust Credit for $30,000, interest at 20.25% at December 31, 2003	26,398
$522,517

(1)

The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.  The line of credit matures August 5, 2004.

-F15-

Long-term debt at December 31, 2003 consists of the following:

December 31,
2003

Note payable to Cardinal Debt Associates, L.P., interest at 8%, due September, 2004. The note is secured by a second position on the Company's accounts receivable and other assets. (2)	$ 100,000

Note payable to Exceptional Associates, L.P. Interest is payable in common shares of the Company (51 shares through March, 2004). The fair value of the shares issued is based on an interest rate of comparable debt owed by the Company. The note is due April 1, 2004	20,000

Note payable to Cardinal Debt Associates, L.P. Interest at 7% due November 30, 2004. The note is secured by 200,000 shares of Deer Park Technologies, Inc. common stock (3)	100,000
220,000
Less current portion	220,000
$ -

(2)

This note is subordinated to Provident Bank’s working capital line of credit.

(3)

A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.

The following are maturities of long-term debt:

Years Ending December 31,

2004

$220,000

-F16-

             Capital Lease Obligation

The Company is the lessee of equipment under a capitalized lease expiring September 2004.  The assets and liabilities under capitalized leases are recorded at the lower of present value of the minimum lease payment or the fair value of the assets.

  December 31, 2003

Equipment

           $ 82,725

Less Accumulated depreciation

  12,180

           $ 70,545

Future minimum lease payments under the leases as of December 31, 2003 are as follows:

Years Ended December 31,
2004	$ 26,502
2005	14,256
2006	14,256
2007	11,880
2008	-
Thereafter	-
Net minimum lease payments	66,894
Less: interest amount representing interest	6,356
Present value of net minimum lease payment	60,538
Less: current portion	23,258
Long term portion	37,280

6.  STOCK OPTIONS AND WARRANTS

The Company has a Non-Qualified Stock Option Plan (the “Plan) which provides for granting of “Incentive Stock Options” to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954 as amended.  The Plan provides for the issuance of 5,000 shares.  Substantially all of the options outstanding become exercisable twenty (20%) percent per year from the date of grant and twenty (20%) percent for each year of the four years thereafter.  The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, (SFAS No. 123).  Accordingly no compensation cost has been recognized for the stock options granted.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model.  No shares or warrants were granted for the year ending December 31, 2003 and seven months ending December 31, 2002.

-F17-

Information regarding the Company’s options and warrants for December 31, 2003 and 2002 is as follows:

	December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and warrants outstanding, beginning of period	14,395	$34.22	14,395	$34.22
Options and warrants exercised	(14,395	$34.22	-	-
Options and warrants granted	-	-	-	-
Options and warrants cancelled	-	-	-	-
Options and warrants outstanding, end of period	-	$ -	14,395	$34.22
Options and warrants price range, end of period				$9.00 - $39.00
Fair value of options and warrants granted during the year	$ -		$ -

In February 2003, the options and warrants were converted into 6,121 shares (2,039 shares from employees, 3,384 shares from EParent's chief executive officer and 698 shares from Cardinal Debt Associates, L.P.) of EParent's common stock as part of a cashless exchange approved by Eparent's Board of Directors.  The cashless exchange was calculated using the fair value of the shares at the date of exercise as compared to the exercise price of the options.  The number of shares to be issued were reduced based on the calculation.  No cash was received upon exercise.

7.  INCOME TAXES

The deferred tax asset is comprised of the following:

	December	December
	31, 2003	31, 2002
Net operating loss	$ 3,509,000	$3,460,000
Valuation allowance	(3,509,000)	(3,460,000)
Net Deferred Tax Asset	$ -	$ -

The Company has a net operating loss (“NOL”) carryforward of approximately $3,509,000 expiring in various years through 2014.  The Company has not reflected any benefit of such NOL carryforward in accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes” (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

-F18-

There is no provision for income taxes for the year and the seven months ended December 31, 2003 and 2002, respectively, as the Company had net loss carryover exceeding the income.

8.  STOCKHOLDERS’ DEFICIENCY

During December, 2002 the Company entered into exchange offers with Series A and Series B Preferred Shareholders.  Each holder of Series A Preferred Stock could exchange their preferred shares into 110% of new common shares.  Each holder of Series B Preferred Stock could exchange their preferred shares into 160% of new common shares.  As of December 31, 2002 holders of Series A Preferred Stock exchanged 12,840 shares into 14,124 shares of the Company’s common stock and holders of Series B Preferred Stock exchanged 8,670 shares into 13,872 shares of the Company’s common stock.  The exchange offer expired on December 31, 2002.

The exchange offer was extended during 2003.  As of December 31, 2003 holders of Series A Preferred Stock exchanged 2,500 shares into 2,750 shares of  the Company's common stock and holders of Series B Preferred Stock exchanged 825 shares into 1,320 shares of the Company’s common stock.

In connection with a note payable to Cardinal Debt Associates, L.P., EParent sold a warrant in September, 2000, which gives Cardinal Equity Associates, L.P., the right to purchase 2,500 shares of Eparent's $.01 par value common stock at $38 per share.  In February 2003, Cardinal Equity Associates, L.P. converted its warrants into 698 shares of EParent's common stock as part of a cashless exchange approved by EParent's Board of Directors.  See Note 6 of Notes to Consolidated Financial Statements.

.

9.  COMMITMENTS

Lease

The Company is obligated under non-cancelable leases for office space and various equipment at approximate minimum annual rents as follows:

Year Ending December 31,
2004	$ 148,813
2005	137,086
2006	91,352
2007	9,937
2008	4,800
Thereafter	-
$ 391,988

The lease on the office space expires on August 31, 2006.

Rent expense was $102,035 and $66,013 for the year ended December 31, 2003 and the seven months ended December 31, 2002, respectively.

-F19-

Agreements

(a)  During 2000, the Company signed a three year agreement to sponsor the World Congress & Exposition on Disabilities ("WCD").  The agreement provides for at least one show every eighteen months.  The Company is responsible for providing the use of its logo, promotion of the show in its magazine, circulation labels and subscriber lists, information on advertisers, and conducting all of the research and sponsors for the clinical and educational seminars at the show.  The Company will receive a minimum of $40,000 sponsorship fee for each show as well as a percentage of the gross receipts of the show.  The Company sponsored shows in September 2001, October 2002 and 2003, but received no fees for the shows due to attendance not meeting target levels.

(b)  On December 31, 2002 the Company entered into an agreement with H.A. Bruno L.L.C. ("HAB") a leading producer of trade shows.  HAB shall pay a percentage of royalties to the Company in exchange for the Company providing services per the agreement.  The royalty shall be based on a graduating scale equal to 12% (twelve) of the gross receipts between $1,100,000 and $1,400,000, and 15% (fifteen) between $1,400,000 and $1,700,000 and 17% (seventeen) for all revenue in excess of $1,700,000 collected by HAB for the show (starting September 18-20, 2003 and presented at least once every 18 months).  In addition, the Company will share in the proceeds of any sale of the WCD show.  The Company will receive 10% of any sale in excess of $750,000.  The Company sponsored a show in 2003 but received no fees for the show due to revenues not meeting target levels.

For regional shows HAB shall pay a percentage per show royalty equal to 10% (ten) of gross receipts in excess of the royalty to be agreed upon in writing before the particular show is announced.

Employment Agreement

On May 31, 2001, the Company entered into an Executive Employment Agreement with its President and Chief Executive Officer.  The employment agreement expires June 30, 2005 and requires annual compensation of $120,000, increasing after the first year, annually, by a percentage equal to the increase in the consumer price index for the New York/Metropolitan Area for the proceeding year.

In connection with the employment agreement between the Company’s President and Chief Executive Officer, the EParent Board of Directors and Compensation Committee, the Board of Directors of EParent authorized the issuance of 10,000 warrants granting the Officer the right to purchase 10,000 shares of EParent's $.01 par value common stock for $39 per share.  The warrant vests immediately and can be exercised at any time.  In February 2003, the President and Chief Executive Officer converted these warrants into 3,384 shares of common stock as part of a cashless exchange approved by EParent's Board of Directors.  See Note 6 of Notes to Consolidated Financial Statements.

10.  CONTINGENT LIABILITY

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement dated April, 1998.  The action resulted in the Company suspending payments to him and writing off the balance due him.  The balance of the loan at the time the Company stopped paying was $119,651.  It is the opinion of the Company’s attorneys and management that the Company will not be liable for the money and that the amount of damages being sought as compensation to the Company far exceeds the loan balance.

-F20-