Form 10QSB
period 2004-03-31
EP GLOBAL COMMUNICATIONS INC
filed 2004-05-19
CIK 1113947

FORM 10-QSB SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

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

(201) 489-4111

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

At March 31, 2004 there were 20,279,710  shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1. Financial Statements	1
Balance Sheets as of March 31, 2004 (unaudited)	2 - 3
Statements of Operations for the Three and Six Months Ended March 31, 2004 and 2003 (unaudited)	4
Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	6 – 7
Notes to Financial Statements (unaudited)	8 – 16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 23
Item 14. Controls and Procedures	23

Part II. Other Information
Item 1. Legal Proceedings	24
Item 2. Changes in Securities	24
Item 3. Defaults upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	26

PART I.

Financial Information

Item 1.   Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

March 31,
2004
(Unaudited)
Current Assets:
Cash	$ 72,140
Accounts receivable - less allowance for
doubtful accounts of $54,000 at March 31, 2004	312,346
Inventory	24,500
Prepaid expenses and other current
assets	5,500

Total Current Assets	414,486

Property and equipment - net	73,557

Other assets	25,745

TOTAL ASSETS	$ 513,788

See notes to financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

March 31,
2004
Current Liabilities:	(Unaudited)
Current portion of long term debt	$ 210,000
Current portion of capitalized lease obligations	16,276
Accounts payable	518,619
Accrued expenses	74,579
Notes payable	521,717
Due to shareholder	11,129
Deferred subscriptions and other revenues	368,779

Total Current Liabilities	1,721,099

Long-Term Liabilities:
Deferred subscriptions and other revenues	266,581
Capitalized lease obligations	36,062

Total Long-Term Liabilities	302,643

Total Liabilities	2,023,742

Stockholders' Deficiency:

Preferred stock:
Series A, $.01 par value; authorized 5,000,000 shares;
outstanding 3,333 shares	33

Series B, $1.00 par value; authorized 5,000,000 shares;
outstanding 309 shares	309

Common stock, $.0001 par value; authorized 60,000,000 shares;
outstanding 20,279,710 shares	2,028
Additional paid in capital	2,135,279
Deficit	(3,647,603)

Total Stockholders' Deficiency	(1,509,954)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 513,788

See notes to financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003

Net Sales	$ 800,731	$ 891,437

Cost of goods sold	391,509	410,031

Gross profit	409,222	481,406

Selling, general and administrative
expenses	534,357	359,197

Income (loss) from operations	(125,135)	122,209

Interest expense	13,269	11,194

Income (loss) before provision for
income tax	(138,404)	111,015

Provision for income tax	-	996

Net income (loss)	$ (138,404)	$ 110,019

Earnings (loss) per common share - basic	$ (0.01)	$ 1.59

Earnings (loss) per common share - diluted	$ (0.01)	$ 1.42

Weighted average common shares
outstanding - basic	20,279,710	69,053

Weighted average common shares
outstanding - diluted	20,279,710	77,283

See notes to financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003

Cash flows from operating activities:
Net Income (loss)	$ (138,404)	$ 110,019
Adjustment to reconcile net loss to net cash
Depreciation and amortization	5,535	4,905
Decrease in bad debts reserve	-	-
(Increase) decrease in operating assets and liabilities:
Accounts receivable	(28,452)	(108,198)
Inventory	(13,234)	(1,054)
Accounts payable	164,102	119,041
Accrued expenses	1,870	(56,017)
Deferred subscriptions and other revenues	48,580	(71,038)
Net cash provided by (used in) operating
activities	39,997	(2,342)

Cash flows from financing activities:
Payments on debt	(10,800)	(11,090)
Principal payments on capitalized lease obligation	(8,200)	(2,598)

Net cash flows used in financing
activities	(19,000)	(13,688)

Net increase (decrease) in cash	20,997	(16,030)

Cash - beginning of period	51,163	86,254

Cash - end of period	$ 72,160	$ 70,224

See notes to financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Supplementary information:
Cash paid during the year for:

Interest	$ 11,271	$ 11,194
Taxes	$ -	$ -

See notes to financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Basis of Presentation

The consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by EP Global Communications, Inc. (the "Company" or "EP") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

On November 28, 2003, East Coast Airlines, Inc. ("East Coast") entered into a share exchange agreement with Psy-Ed Corporation.  In connection with the share exchange, East Coast acquired the assets and assumed the liabilities of Psy-Ed Corporation.  For accounting purposes, the share exchange agreement has been treated as a recapitalization of Psy-Ed Corporation as the acquirer.  The financial statements prior to November 28, 2003 are those of Psy-Ed Corporation.  See Note 2 of Notes to Consolidated Financial Statements.

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

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated.

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

	For the Three Months
	Ended March 31,
	2004	2003

Net earnings (loss) - as reported	$ (138,404)	$ 110,019

Stock-based compensation expense
using fair value method	-	(16,510)

Net earnings (loss) - pro forma	$ (138,404)	$ 93,509

Earnings (loss) per share-
basic - as reported	$ (0.01)	$1.59
Earnings (loss) per share-
basic - pro forma	$ (0.01)	$1.35
Earnings (loss) per share-
diluted - as reported	$ (0.01)	$1.42
Earnings (loss) per share-
diluted - pro forma	$ (0.01)	$1.21

No options or warrants were granted during the three months ended March 31, 2004.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2004	2003

Weighted average shares outstanding - basic	20,279,710	69,053

Dilutive impact of options, warrants and
convertible prefered stock outstanding	-	8,230

Weighted average shares outstanding - diluted	20,279,710	77,283

During the three months ended March 31, 2004, preferred stock convertible into 744,786 shares of common stock were not included in the foregoing computations because they were antidilutive.

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

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

March 31, 2004
Furniture and Fixtures	$ 272,497
Less: Accumulated Depreciation	198,940
$ 73,557

Depreciation expense for the three months ended March 31, 2004 and 2003 was $5,535 and $4,905, respectively.

4.        ACCRUED EXPENSES

Accrued expenses consists of the following:

March 31,
2004

Commissions	$ 23,477
Professional fees	46,000
Interest	4,227
Corporate expenses	775
Taxes payable	100
$ 74,579

5.

DEBT

Short-term bank obligations at March 31, 2004, consists of the following:

March 31,
Secured line of credit with Provident Bank in the amount of $500,000, interest at 1% over bank's prime lending rate (5.0% at March 31, 2004) (1) (2)	$ 496,119
Unsecured line of credit with Sun Trust Credit for $30,000, interest at 20.25% at March 31, 2004	25,598
$521,717

(1)

The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.  The line of credit matures August 5, 2004.

Long-term debt at March 31, 2004 consists of the following:

March 31,
2004

Note payable to Cardinal Debt Associates,
L.P., interest at 8%, due September, 2004.
The note is secured by a second position on the
Company's accounts receivable and other
assets. (2)	$ 90,000

Note payable to Exceptional Associates, L.P.
Interest is payable in common shares of the
Company (51 shares through March, 2004).
The fair value of the shares issued is based on an
interest rate of comparable debt owed by the Company.
The note is due October 1, 2004	20,000

Note payable to Cardinal Debt Associates, L.P.
Interest at 7% due November 30, 2004. The note
is secured by 200,000 shares of Deer Park
Technologies, Inc. common stock (3)	100,000
210,000
Less current portion	210,000
$ -

(2)

This note is subordinated to Provident Bank’s working capital line of credit.

(3)

A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.

The following are maturities of long-term debt:

Years Ending December 31,

2004

$210,000

Recent Financial Accounting Pronouncements

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.

Words such as, "expects," "anticipates," "estimates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including, without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result, be achieved or be accomplished.

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

With the share acquisition transaction complete, however we are a thirty three year old communications company recognized as the leader in the field of communication and education to the special needs market and have embarked on a growth strategy that is to result in revenue growth in our core business segment, that being magazine publishing as well as expansion of our sponsored editorial programs, introduction of a new On Line CME/CEU accredited information series and expansion of special events focusing on special needs. EP is also contemplating the initiation of a web based periodical to further increase the Company’s market reach.

Specifically, the following has been undertaken to further this plan.

The Company has forged strategic alliances with several major professional medical societies who endorse and support the Company and its mission.  These include the following:

-

The Child Neurology Society (1,450 pediatric neurologists in the USA)

-

The American Academy of Developmental Medicine and Dentistry

-

The Society for Special Needs Dentistry (1,000 members in USA)

-

MOVE International

-

Oral Health America

Mr. Joseph M. Valenzano, Jr, President of the Company serves as the Chair of the Executive Advisory Board  to the Child Neurology Society and Child neurology Foundation and is a member of the board of directors of the CNF.  Mr. Valenzano also serves as Chair of the American Academy of Developmental Medicine and Dentistry Advisory Board and is  a voting member of that prestigious medical society’s board of directors.  Finally, Mr. Valenzano serves on the board of directors of each of  the aforementioned non profit organizations and is the only non-physician to do so.

The Company also enjoys strong strategic relationships with virtually every major non-profit organization and association serving people with disabilities and special needs.  Among these are:

-

Special Olympics International

-

Spina Bifida Association of America

-

Epilepsy Foundation

-

United Cerebral Palsy

-

Easter Seals

-

Muscular Dystrophy Association of America

-

Rett Syndrome Society

-

Fragile X Foundation

-

Cure Autism Now (CAN)

-

National Alliance for Autism Research (NAAR)

-

Hunter’s Hope Foundation

-

United Mitochondrial Disorders Foundation

-

American Academy of Pediatrics

-

American Academy of Cerebral Palsy and Developmental Medicine

-

International Child Neurology Foundation

and many, many others

The significance of these relationships is a key strategic marketing component in our effort to build circulation and exposure for the Company and specifically some of its major initiatives such as Newborn Screening.

In its thirty three year history, EP Magazine has received seven (7) EDI Awards from Easter Seals for “Equality, Dignity and Independence”.  Recently, over the past three years EP has received two back to back Gold medal Awards from FOLIO and the Magazine Publishers Awards for Superior Editorial Journalism and one Silver Medal in 2003.  In 2004 EP was the recipient of the Presidential New Freedom Initiative Award symbolic of the Best Publication and Web Site in the Nation for People with Disabilities and Special Needs.

In addition to the Gold and Silver  Medals for Editorial Excellence and New Freedom Initiative, EP has been chosen as the exclusive publisher for the forthcoming President’s Report on People with Intellectual Disabilities from the President’s Commission on People with Intellectual Disabilities.  This Report, which will bear the Seal of the Office of the President of the United States will be disseminated in September 2004 barring any unforeseen circumstances on the international scene that may delay it.  It marks the first time since the inception of this Presidential Commission created under John F. Kennedy, that an independent company will be accorded this honor.

The Company has conceptualized and developed several successful on line CME (Continuing Medical Education) and CEU (Continuing Education Credit) Educastion Programs directed to physicians, allied health care professionals and families involved in the care and development of patients with chronic disabilities and special health care needs.  Some of these include:

-

The Management and Control of Refractory Seizures in People with Mental Retardation and Developmental Disabilities Using VNS Therapy (six such seminars have been developed and offered on this subject alone funded by unrestricted educational grants from a major medical equipment manufacturer;

-

Universal Newborn Screening

-

The Management of Pediatric Gait Deficiencies Utilizing Dynamic Bracing, scheduled for May 22, 2004 and already exceeding the largest attended on line conference offered by the Company with 310 confirmed registrations to date.

-

Understanding Childhood Movement Disorders

On balance these seminars run two hours in length and utilize distinguished physicians and allied health care professionals recruited by the Company.  Content is owned by EP and can be disseminated on the internet or converted into DVD or CD-Rom for further dissemination of enduring materials.  The Newborn Screening Program for example has been developed into a one hour forty five minute DVD featuring world renowned experts in this scientific field;

The Company is embarking on a major effort to help facilitate the adoption of Newborn Screening Technology and capabilities in the United States Military, specifically the Navy and Marine Corps.  To this end, the Company’s President and CEO will be meeting with key military physicians and researchers at Balboa Naval Hospital in San Diego, California May 11th and 12.

The Company is the architect and developer of the World Congress & Exposition on Disabilities (WCD) a major international event now in its fifth year.  This is a joint venture with a specialized marketing company with experience in event marketing such as large scale trade shows and exhibits.  In 2004 the WCD will take place in Orlando, Florida offering 144 CME and CEU accredited educational programs over a weekend and some 250 exhibitors displaying their innovative products designed t improve the quality of life for people of all ages with disabilities and special needs.  The WCD was a natural extension of the business strategy and plan developed by Mr. Valenzano and has now become a reality for the fifth consecutive year.  Our plans call for the expansion of this event on the west coast and possibly international.

The Company desires to explore possible international licensing arrangements with publishing companies in Latin America and Europe and part of the strategy of accessing the public market is to help fuel this worthy initiative.

The Company has developed a unique, high profile marketing program involving Major League Baseball Teams across the United States.  The program called Disability Awareness Night (DAN) was launched two years ago in 2002 and involved only the New York Yankees and Boston Red Sox.  The idea was to feature and recognize in a moving pre-game ceremony at home plate, individuals who either because of how they have chosen to live their lives have become an inspiration to all of us or who have through their own research, medical training or good old fashioned caregiving demonstrated how all people with special needs should be treated…as people to be respected, not as problems to be confronted.  In 2002 we honored General James L. Jones, 32nd Commandant of the Marine Corps and his wife Diane Jones and daughter Jennifer who has Fragile X Syndrome, in recognition of the General and his wife’s commitment to the Exceptional Family Member Program in the U.S. Military.  General Jones is

now Supreme Allied Commander NATO, the first marine in history to rise to that post.  EP also honored Bill Porter, a 70 Year-Old Man with Cerebral Palsy whose life story as a door to door salesman was made into a Turner Broadcasting made-for-TV Movie entitled Door to Door starring William Macy.  In Boston we honored State Senator Fred Berry, who has CP himself and Bob and Anita Hall, both disabled but inventors of the special wheelchair use din the Boston Marathon.  From this humble beginning in 2002, DAN expanded to fourteen teams participating in 2003 and now in 2004 twenty seven teams are participating in this proprietary EP National Program.  The Company owns all rights to DAN and has been successful in attracting the national sponsorship of Mass Mutual Financial Services for all twenty seven events in twenty seven cities.  Other potential sponsors include Delta Airlines, Allergan, Medtronic, Sunrise Medical, Invacare and Genzyme Pharmaceuticals.  DAN begins June 8, 2004 with the New York Yankees and concludes in September with the Montreal Expos.

Finally, The Company has begun the transition of its sales force from being represented predominantly by independent outside sales reps to an in-house sales force.  This requires training of personnel about the philosophies, mission goals and objectives of the company and this process has begun.

It is the Company’s plan to increase its revenue base to over 4 million dollars in 2004 through the efforts noted above as well.

Liquidity

The working capital shortfall which was consumed by a loss sustained by the Company for the three months of operations ended March 31, 2004 is expected to be restored through an improvement in operational results and an acceleration of its capital formation plans.

It is the Company's intent in 2004, to provide additional liquidity through a combined debt restructuring, raising of capital and revenues produced from the selective joint venturing on the development and production of educational programs dedicated to specific special needs communities.  At present the Company is also in negotiations which may result in the relocation of the Company from its present headquarters office in River Edge, New Jersey. Financial incentives that will inure to the Company over a two year period are to be provided to the Company by state and local agencies at the intended location to facilitate this transition. Discussions are ongoing and have not been concluded. Should the move occur, the Company will benefit not only from the incentives being provided but also from planned decreases in operating expenses, principally rent and utilities from what is currently being paid.  Negotiations are expected to be concluded in the second quarter of 2004.  The result of this would be to provide liquidity to the Company in the range of $500,000 to $650,000.

The Company's working capital line was renewed until August 2004. While the Company cannot assure that the institutional lender will provide a continuation, it should be noted that the Company has maintained a line of credit despite having experienced negative working capital ratio that has in part been caused by the recording of deferred subscription and special project revenue that would be recognized for financial statement purposes in future periods. In addition the company is a thirty three year old entity that has always maintained an excellent relationship with its lenders.

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Sales

Sales for the three months ended March 31, 2004 decreased by approximately $91,000- over the preceding three month period ending March 31, 2003. The decrease was due almost exclusively to a decrease in page advertising over 2003. A decrease in page advertising has also been experienced in April 2004. It is believed that the overall downturn in economic conditions in the United States have contributed in part to the decrease experienced which has been exacerbated in the publishing industry based on available economic reports from the magazine Publishers Association and other information sources.   Management has addressed this issue by increasing its internal efforts to sell page advertising by increasing the number of personnel selling Company products and by initiating discussions with a national sales representative firm to represent the Company nationwide for page advertising sales.

An additional sales emphasis on special projects and sponsored editorial projects has also been initiated that has resulted in the continuation and expansion of a major project undertaking, Disabilities Awareness Night (DAN) at 25 major league ball parks throughout the United States and Canada. National sponsorship in the amount of $125,000 has been provided by a Fortune Five Hundred financial services company. Regional sponsorships are also being sought. The program will run from June 2004 through September 2004 and there is consideration being given to extending the program to minor league baseball as well as the National Football League, National Hockey League and the National Basketball Association. Disabilities Awareness Night is a trademarked undertaking that recognizes those who have supported the special needs cause in a significant manner and recognition is given to those special needs individuals who have succeeded in overcoming their respective disabilities and contribute to their communities on a daily basis through example and action.

Cost of Goods Sold

A decrease in cost of goods sold of approximately $20,000 was experienced for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease in cost is associated with a cost containment program initiated in February 2004 which among other actions included a reduction in the number of controlled circulation copies distributed, elimination of an outdated reader service card program and a modification to the manner in which the publication is laid out. These cost saving measures are intended to provide the Company with monthly savings estimated at $13,000 to $17,000 per month.

Selling, General and Administrative Expense

This grouping of expenses increased by approximately $175,000 in the first quarter of 2004 compared to the same quarter in 2003. This increase is attributable to professional fees incurred for the finalization of the share exchange agreement with East Coast Airlines Inc.

agreed to in November 2003 as well as planned additions to senior management, a commitment to a new accounting system and increased travel associated with an expanded sales effort.

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

ITEM 2.  CHANGES IN SECURITIES

The Company filed a Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State effectively changing its name to EP Global Communications, Inc. and increasing the number of shares it is authorized to issue to sixty million shares with a par value of one one-hundredth of one cent ($.0001) each.

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of  Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizes  East Coast Airlines, Inc. (the “Company” or “East Coast”) to offer  (the “Offering”) 173 shares of its Common Stock (the “Common Stock”) for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders. The Offering was submitted to all shareholders of Psy-Ed with nearly unanimous acceptance. Voting closed on February 2, 2004 and all of the shares were exchanged during the quarter ended March 31, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of  Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizes  East Coast Airlines, Inc. (the “Company” or “East Coast”) to offer  (the “Offering”) 173 shares of its Common Stock (the “Common Stock”) for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders. The Offering was submitted to all shareholders of Psy-Ed with nearly unanimous acceptance. Voting closed on February 2, 2004.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit   31.2  Certification   of  Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of  Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Current Reports on Form 8-K were filed by the registrant on January 20, 2004 and February 13, 2004 during the quarter ended March 31, 2004.  The January 20, 2004 Form 8-K announced the stock exchange agreement with Psy-Ed Corporation and the February 13, 2004 Form 8-K announced that Donald Chadwick was appointed to the Company’s Board of Directors and Robert J. Salluzzo and Charles G.Youngblood resigned, that Joseph M. Valenzano, Jr. and John F. Crowley were appointed Directors of the Company and that by unanimous written consent of the Board of Directors, the Company’s By-Laws were amended to increase the Board of Directors to seven (7) members and David Hirsch, Gregg LaPonte, Raymond C. Smith and Ed McCabe were appointed to fill the new seats on the Board. It also announced that the Company filed a Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State effectively changing its name to EP Global Communications, Inc. and increasing the number of shares it is authorized to issue to sixty million shares with a par value of one one-hundredth of one cent ($.0001) each.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this  report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP GLOBAL COMMUNICATIONS, INC.
f/k/a East Coast Airlines Inc. (Registrant)
By:	/s/ Joseph M. Valenzano, Jr.
Joseph M. Valenzano, Jr., President and Chief Executive Officer
Dated: May 19, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Donald S. Chadwick
Donald S. Chadwick, Director

/s/ Raymond C. Smith
Raymond C. Smith, Director

Dated: May 19, 2004