Form 10QSB
period 2004-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2004-08-19
CIK 1113947

FORM 10-QSB SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 OR

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

At June 30, 2004 there were 20,279,710 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1. Financial Statements
Balance Sheet as of June 30, 2004 (unaudited)	2 - 3
Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	4
Statement Of Stockholders' Deficiency	5
Statements of Cash Flows for the Three Months Ended June 30, 2004 and 2003 (unaudited)	6 – 7
Notes to Financial Statements (unaudited)	8 - 16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 22
Item 14. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 2. Changes in Securities	23
Item 3. Defaults upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24

#

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

The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

June 30,
2004
(Unaudited)
Current Assets:
Cash	$ 29,715
Accounts receivable - less allowance for
doubtful accounts of $54,000 at June 30, 2004	481,199
Inventory	11,130

Total Current Assets	522,044

Property and equipment - net	68,877

Other assets	25,745

$ 616,666

See notes to unaudited financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

June 30,
2004
(Unaudited)
Current Liabilities:
Current portion of long term debt	$ 210,000
Current portion of capitalized lease obligations	13,393
Accounts payable	636,753
Accrued expenses	56,077
Notes payable	523,530
Due to shareholder	10,928
Note payable to officer/stockholder	48,000
Deferred subscriptions and other revenues	392,220

Total Current Liabilities	1,890,901

Long-Term Liabilities:
Deferred subscriptions and other revenues	286,244
Capitalized lease obligations	33,515

Total Long-Term Liabilities	319,759

Total Liabilities	2,210,660

Stockholders' Deficiency:

Preferred stock:
Series A, $.01 par value; authorized 5,000,000 shares;
outstanding 3,333 shares	33

Series B, $1.00 par value; authorized 5,000,000 shares;
outstanding 309 shares	309

Common stock, $.0001 par value; authorized 60,000,000 shares;	2,028
Additional paid in capital	2,135,279
Deficit	(3,731,643)

Total Stockholders' Deficiency	(1,593,994)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 616,666

                              See notes to unaudited financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$1,592,556	$1,537,361	$791,825	$707,077

Cost of goods sold	760,092	618,549	368,583	288,795

Gross profit	832,464	918,812	423,242	418,282

Selling, general and administrative
expenses	1,026,491	832,842	492,134	465,123

Income (loss) from operations	(194,027)	85,970	(68,892)	(46,841)

Interest expense	28,417	21,161	15,148	9,967

Income (loss) before provision for
income tax	(222,444)	64,809	(84,040)	(56,808)

Provision for income tax	-	-	-	-

Net income (loss)	$(222,444)	$64,809	$(84,040)	$(56,808)

Earnings (loss) per common share - basic	$(0.01)	$0.94	$-	$(0.82)

Earnings (loss) per common share - diluted	$(0.01)	$0.84	$-	$(0.82)

Weighted average common shares
outstanding - basic	20,279,710	69,053	20,279,710	69,053

Weighted average common shares
outstanding - diluted	20,279,710	77,283	20,279,710	69,053

               See notes to unaudited financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

		Series A		Series B				Additional
		Preferred		Preferred		Common		Paid-In
	Total	Stock		Stock		Stock		Capital	Deficit
		Number of Shares	Value of Shares	Number of Shares	Value of Shares	Number of Shares	Value of Shares

Balance, January 1, 2003	$(1,350,285)	5,833	$58	1,134	$1,134	65,017	$650	$2,108,053	$(3,460,180)

Conversion of Series A Preferred
Stock into Common Stock	-	(2,500)	(25)	-	-	2,750	27	(2)	-

Conversion of Series B Preferred
Stock into Common Stock	-	-	-	(825)	(825)	1,320	13	812	-

Exercise of stock options	-					6,121	61	(61)	-

Recapitalization in connection
with share exchange	(49,977)					20204502	1,277	26,477	(77,731)

Net income	28,712	-	-	-	-	-	-	-	28,712
Balance at December 31, 2003	(1,371,550)	3,333	33	309	309	20,279,710	2,028	2,135,279	(3,509,199)

Net loss for the six months ended
June 30, 2004	(222,444)	-	-	-	-	-	-	-	(222,444)

	$(1,593,994)	3,333	$33	309	$309	20,279,710	$2,028	$2,135,279	$(3,731,643)

                            See notes to unaudited financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net Income (loss)	$(222,444)	$64,809
Adjustment to reconcile net loss to net cash
Depreciation and amortization	10,215	9,170
(Increase) decrease in operating assets and liabilities:
Accounts receivable	(197,305)	226,126
Inventory	116	6,984
Other current assets	5,501
Accounts payable	282,233	34,025
Accrued expenses	(16,552)	46,623
Deferred subscriptions and other revenues	91,606	(431,547)
Net cash used in operating
activities	(46,630)	(43,810)

Cash flows from financing activities:
Payments on debt	(13,586)	(46,341)
Principal payments on capitalized lease obligation	(13,630)	(5,245)
Proceeds from related party	48,000	-
Payment to related party	(201)	-
Proceeds from note payable	4,599	57,921

Net cash flows provided by financing
activities	25,182	6,335

Net increase (decrease) in cash	(21,448)	(37,475)

Cash - beginning of period	51,163	86,254

Cash - end of period	$29,715	$48,779

                            See notes to unaudited financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,

	2004	2003
Supplementaryinformation:
Cashpaidduringtheyearfor:

Interest	$24,351	$21,161
Taxes	$-	$-

See notes to unaudited financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

1.

The consolidated balance sheet as of June 30, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by EP Global Communications, Inc. (the "Company" or "EP") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB104”).

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

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net earnings (loss) - as reported	$(222,444)	$ 64,809	$(84,040)	$(56,808)
Stock-based compensation expense
using fair value method	-	33,021	-	16,511
Net earnings (loss) - pro forma	$(222,444)	$ 31,788	$(84,040)	$(73,319)
Earnings (loss) per share-
basic - as reported	$(0.01)	$ 0.94	$-	$(0.82)
Earnings (loss) per share-
basic - pro forma	$(0.01)	$ 0.46	$-	$(1.06)
Earnings (loss) per share-
diluted - as reported	$(0.01)	$ 0.84	$-	$(0.82)
Earnings (loss) per share-
diluted - pro forma	$(0.01)	$ 0.41	$-	$(1.06)

No options or warrants were granted during the six months ended June 30, 2004.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Weighted average shares outstanding - basic	20,279,710	69,053	20,279,710	69,053

Dilutive impact of options, warrants and
convertible prefered stock outstanding	-	8,230	-	-

Weighted average shares outstanding - diluted	20,279,710	77,283	20,279,710	69,053

During the six months ended June 30, 2004, preferred stock convertible into 744,786 shares of common stock were not included in the foregoing computations because they were antidilutive.

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

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

June 30,
2004
Furniture and Fixtures	$ 272,497
Less: Accumulated Depreciation	203,620
$ 68,877

Depreciation expense for the six months ended June 30, 2004 and 2003 was $10,215 and $9,170, respectively.

4.        ACCRUED EXPENSES

Accrued expenses consists of the following:

June 30,
2004

Commissions	$ 7,702
Professional fees	43,462
Interest	4,118
Corporate expenses	775
Taxes payable	100
$ 56,157

5.        DEBT

Short-term bank obligations at June 30, 2004, consists of the following:

June 30, 2004
Secured line of credit with Provident Bank in the amount of $500,000, interest at 1% over bank’s prime lending rate (5.25% at June 30, 2004) (1) (2)	$496,119
Unsecured line of credit with Sun Trust Credit for $30,000, interest at 20.25% at June 30, 2004	27,411
$523,530

(1)

The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.  The line of credit matures February 5, 2005.

Long-term debt at June 30, 2004 consists of the following:

June 30,
2004

Note payable to Cardinal Debt Associates,
L.P., interest at 8%, due September, 2004.
The note is secured by a second position on the
Company's accounts receivable and other
assets. (2)	$ 90,000

Note payable to Exceptional Associates, L.P.
Interest is payable in common shares of the
Company (51 shares through June, 2004).
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

(3)

A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.

The following are maturities of long-term debt:

Years Ending December 31, 2004	$ 210,000

Note payable to officer/stockholder
Note payable to Joseph M. Valezano Jr.,
due on demand, interest at 6%	$ 48,000

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

#

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Having completed the merger we are now a global communications company dedicated to providing quality, reliable information for people with disabilities and special health care needs. We will continue Psy-Ed’s 33 years of providing publications and services to this community focusing on the flagship Exceptional Parent Magazine, Special Custom Clinical Reports, a Library of Books directed to the special needs audience, our Exhibit and Conference Business and the creation and development of On-Line CME and CEU accredited seminars for both the lay and professional audiences, seminars for special needs individuals, their caregivers and families.

We can give no assurance that the share acquisition will result in material value being added to the Company and our shareholders.

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to the filing of current, quarterly and annual reports with the Securities and Exchange Commission.

With the share acquisition transaction complete, however we are a thirty three year old communications company recognized as the leader in the field of communication and education to the special needs market and have embarked on a growth strategy that is to result in revenue growth in our core business segment, that being magazine publishing as well as expansion of our sponsored editorial programs, introduction of a new On Line CME/CEU accredited information series and expansion of special events focusing on special needs. EP is also contemplating the initiation of web based publications focussed on disability specific topics to further increase the Company’s market reach. Specifically, the following has been undertaken to further this plan.

The Company has forged strategic alliances with several major professional medical societies who endorse and support the Company and its mission.  These include the following:

- The Child Neurology Society (1,450 pediatric neurologists in the USA)

- The American Academy of Developmental Medicine and Dentistry

- The Society for Special Needs Dentistry (1,000 members in USA)

- MOVE International

- Oral Health America

Mr. Joseph M. Valenzano, Jr, President of the Company serves as the Chair of the Executive Advisory Board  to the Child Nneurology Foundation and is a member of the board of directors of the CNF.  Mr. Valenzano also serves as Chair of the American Academy of Developmental Medicine and Dentistry Advisory Board and is  a voting member of that prestigious medical society’s board of directors.  Finally, Mr. Valenzano serves on the board of directors of each of  the aforementioned non profit organizations and is the only non-physician to do so.

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

- United Mitochondrial Disorders Foundation

- American Academy of Pediatrics

- American Academy of Cerebral Palsy and Developmental Medicine

- International Child Neurology Foundation

-

and many, many others

The significance of these relationships is a key strategic marketing component in our effort to build circulation and exposure for the Company and specifically some of its major initiatives such as Comprehensive Newborn Screening.

In its thirty three year history, EP Magazine has received serveral EDI (Equality, Dignity and Independence)  Awards from Easter Seals.  Recently, over the past three years EP has received two back to back Gold medal Awards from FOLIO and the Magazine Publishers Awards for Superior Editorial Journalism and one Silver Medal in 2003.  In 2004 EP was the recipient of the Presidential New Freedom Initiative Award symbolic of the Best Publication and Web Site in the Nation for People with Disabilities and Special Needs.

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

Universal Newborn Screening

The Management of Pediatric Gait Deficiencies Utilizing Dynamic Bracing, scheduled for May 22, 2004 and already exceeding the largest attended on line conference offered by the Company with 310 confirmed registrations to date.

Understanding Childhood Movement Disorders

On balance these seminars run two hours in length and utilize distinguished physicians and allied health care professionals recruited by the Company.  Content is owned by EP and can be disseminated on the internet or converted into DVD or CD-Rom for further dissemination of enduring materials.  The Newborn Screening Program for example has been developed into a one hour forty five minute DVD featuring world renowned experts in this scientific field.  The Company is embarking on a major effort to help facilitate the adoption of Newborn Screening Technology and capabilities in the United States Military, specifically the Navy and Marine Corps.  To this end, the Company’s President and CEO has met with key military physicians and researchers at Balboa Naval Hospital in San Diego, California May 11th and 12 and will be meeting again in Washington D.C. with the Bureau of Naval Medicine in August.

The Company is the architect and developer of the World Congress & Exposition on Disabilities (WCD) a major international event now in its fifth year.  This is a joint venture with a specialized marketing company with experience in event marketing such as large scale trade shows and exhibits.  In 2004 the WCD will take place in Orlando, Florida offering 130 CME and CEU accredited educational programs over a weekend and some 250 exhibitors displaying their innovative products designed t improve the quality of life for people of all ages with disabilities and special needs.  The WCD was a natural extension of the business strategy and plan developed by Mr. Valenzano and has now become a reality for the fifth consecutive year.  Our plans call for the expansion of this event on the west coast and possibly international.

The Company desires to explore possible international licensing arrangements with publishing companies in Latin America and Europe and part of the strategy of accessing the public market is to help fuel this worthy initiative.

The Company has developed a unique, high profile marketing program involving Major League Baseball Teams across the United States.  The program called Disability Awareness Night (DAN) was launched two years ago in 2002 and involved only the New York Yankees and Boston Red Sox.  The idea was to feature and recognize in a moving pre-game ceremony at home plate, individuals who either because of how they have chosen to live their lives have become an inspiration to all of us or who have through their own research, medical training or good old fashioned caregiving demonstrated how all people with special needs should be regarded as  people to be respected, not as problems to be confronted.  In 2002 we honored General James L. Jones, 32nd Commandant of the Marine Corps and his wife Diane Jones and daughter Jennifer who has Fragile X Syndrome, in recognition of the General and his wife’s commitment to the Exceptional Family Member Program in the U.S. Military.  General Jones is now Supreme Allied Commander NATO, the first Marine in history to rise to that post.  EP also honored Bill Porter, a 70 Year-Old Man with Cerebral Palsy whose life story as a door to door salesman was made into a Turner Broadcasting made-for-TV Movie entitled Door to Door starring William Macy.  In Boston we honored State Senator Fred Berry, who has CP himself and Bob and Anita Hall, both disabled but inventors of the special wheelchair use din the Boston Marathon.  From this humble beginning in 2002, DAN expanded to fourteen teams participating in 2003 and now in 2004 twenty seven teams are participating in this proprietary EP National Program.  The Company owns all rights to DAN and has been successful in attracting the national sponsorship of Massachusetts Mutual Life Insurance Company as the National Sponsor for all twenty seven events in twenty seven cities.  Other potential sponsors include Delta Airlines, Allergan, Medtronic, Sunrise Medical, Invacare and Genzyme Pharmaceuticals.  DAN begins June 8, 2004 with the New York Yankees and concludes in September with the Detroit Tigers.

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

Liquidity

The Company continued to experience a working capital shortfall although the Company’s loss for the three months of operations ended June 30, 2004 was significantly less than the preceding three month period. The Company still expects positive cash flow to be restored through an improvement in operational results and an acceleration of its capital formation plans. Reflective of this positive outlook and confidence in the Company’s plan and management is the fact that the Company’s Lender has agreed to extend its line of credit for an additional six months.

It is the Company’s intent in 2004, to provide additional liquidity through a combined debt restructuring, raising of capital and revenues produced from the selective joint venturing on the development and production of educational programs dedicated to specific special needs communities.  At present the Company is also in negotiations which may result in the relocation of the Company from its present headquarters office in River Edge, New Jersey. Financial incentives that will inure to the Company over a two year period are to be provided to the Company by state and local agencies at the intended location to facilitate this transition. Discussions are ongoing and have not been concluded. Should the move occur, the Company will benefit not only from the incentives being provided but also from planned decreases in operating expenses, principally rent and utilities from what is currently being paid.  Negotiations are now expected to be concluded in the third quarter of 2004.  The result of this would be to provide liquidity to the Company in the range of $500,000 to $650,000.

The Company’s working capital line was renewed until February 2005. While the Company cannot assure that the institutional lender will provide a continuation, it should be noted that the Company has maintained a line of credit despite having experienced negative working capital ratio that has in part been caused by the recording of deferred subscription and special project revenue that would be recognized for financial statement purposes in future periods. In addition the company is a thirty three year old entity that has always maintained an excellent relationship with its lenders.

Results of Operations

Three Months Ended June 30, 2004 compared to  Three Months Ended June 30, 2003

Sales

Sales for the three months ended June 30, 2004 increased by approximately $55,000- over the preceding three month period ending June 30, 2003. The increase was due to increased productivity of its sales department following the realignment necessitated by  by the death of its long time west coast representative and refocused efforts including Management increasing its internal efforts to sell page advertising by increasing the number of personnel selling Company products and by continuing discussions with a national sales representative firm to represent the Company nationwide for page advertising sales.

An additional sales emphasis on special projects and sponsored editorial projects has also begun to bear fruit as the Company continues and expands a major project undertaking, Disabilities Awareness Night (DAN) at 25 major league ball parks throughout the United States and Canada. National sponsorship in the amount of $125,000 has been provided by a Fortune Five Hundred financial services company. Regional sponsorships are also being sought. The program runs from June 2004 through September 2004 and there is consideration being given to extending the program to minor league baseball as well as the National Football League, National Hockey League and the National Basketball Association. Disabilities Awareness Night is a trademarked undertaking that recognizes those who have supported the special needs cause in a significant manner and recognition is given to those special needs individuals who have succeeded in overcoming their respective disabilities and contribute to their communities on a daily basis through example and action.

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

Selling, General and Administrative Expense

This grouping of expenses increased by approximately $194,000 in the second quarter of 2004 compared to the same quarter in 2003. This increase is attributable to professional fees incurred for the finalization of the share exchange agreement with East Coast Airlines Inc. agreed to in November 2003 as well as planned additions to senior management, a commitment to a new accounting system and increased travel associated with an expanded sales effort

ITEM 14.  Controls and Procedures

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

None.

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

(b)   No Current Reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2004.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this  report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP GLOBAL COMMUNICATIONS, INC. f/k/a East Coast Airlines Inc.
(Registrant)

By	/s/ Joseph M. Valenzano, Jr.
Joseph M. Valenzano, Jr., President and Chief Executive Officer

Dated: August 19, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Donald S. Chadwick
Donald S. Chadwick, Director

By	/s/ Raymond C. Smith
Raymond C. Smith, Director

Dated: August 19, 2004

#