Form 10QSB
period 2004-09-30
EP GLOBAL COMMUNICATIONS INC
filed 2004-11-16
CIK 1113947

FORM 10-QSB SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 OR

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

At September 30, 2004 there were 20,279,710 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX
Page

Part I. Financial Information	3
Item 1. Financial Statements
Balance Sheet as of September 30, 2004 (unaudited)	4 - 6
Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	7
Statement Of Stockholders' Deficiency	8
Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003 (unaudited)	9 - 10
Notes to Financial Statements (unaudited)	11- 19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20 – 25
Item 14. Controls and Procedures	26

Part II. Other Information
Item 1. Legal Proceedings	27
Item 2. Changes in Securities	27
Item 3. Defaults upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	28

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

The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30,
2004
(Unaudited)
Current Assets:
Cash	$13,791
Cash - restricted	50,004
Accounts receivable - less allowance for
doubtful accounts of $38,000	432,090
Inventory	10,961

Total Current Assets	506,846

Property and equipment - net	66,012

Other assets	25,745

TOTAL ASSETS	$598,603

See notes to unaudited consolidated financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30,
2004
(Unaudited)
Current Liabilities:
Short-term debt	$110,000
Current portion oflong term debt	113,034
Current portion of capitalized lease obligations	9,537
Accounts payable	644,473
Accrued expenses	60,374
Notes payable	524,060
Due to shareholder	929
Note payable to officer/stockholder	33,000
Deferred subscriptions and other revenues	288,574

Total Current Liabilities	1,783,981

Long-Term Liabilities:
Long term debt	86,966
Deferred subscriptions and other revenues	245,617
Capitalized lease obligations	30,967

Total Long-Term Liabilities	363,550

Total Liabilities	2,147,531

Stockholders' Deficiency:

Preferred stock:
Series A, $.01 par value; authorized 5,000,000 shares;
outstanding 3,333 shares	33

Series B, $1.00 par value; authorized 5,000,000 shares;
outstanding 309 shares	309

Common stock, $.0001 par value; authorized 60,000,000 shares;
outstanding 20,279,710 shares	2,028
Additional paid in capital	2,135,279
Deficit	(3,686,577)

Total Stockholders' Deficiency	(1,548,928)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$598,603

See notes to unaudited consolidated financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Sales	$ 2,221,816	$ 2,387,346	$ 629,260	$ 849,985

Cost of goods sold	1,002,213	1,039,270	242,121	420,721

Gross profit	1,219,603	1,348,076	387,139	429,264

Selling, general and administrative
Expenses	1,560,964	1,257,381	534,473	424,539

Income (loss) from operations	(341,361)	90,695	(147,334)	4,725

Other income (expense):

Sale of interest in L.L.C.	210,000	-	210,000	-

Interest expense	(46,017)	(30,798)	(17,600)	(9,637)
	163,983	(30,798)	192,400	(9,637)

Income (loss) before provision for
income tax	(177,378)	59,897	45,066	(4,912)

Provision for income tax	-	-	-	-

Net income (loss)	$ (177,378)	$ 59,897	$ 45,066	$(4,912)

Earnings (loss) per common share - basic	$(0.01)	$0.86	$ -	$(0.07)

Earnings (loss) per common share - diluted	$(0.01)	$0.77	$ -	$(0.07)

Weighted average common shares
outstanding - basic	20,279,710	69,053	20,279,710	69,053

Weighted average common shares
outstanding – diluted	20,279,710	77,283	20,279,710	69,053

 See notes to unaudited consolidated financial statements.

#

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

		Series A		Series B
		Preferred		Preferred		Common
		Stock		Stock		Stock		Additional
		Number	Value	Number	Value	Number	Value	Paid-In
	Total	of Shares	of Shares	of Shares	of Shares	of Shares	of Shares	Capital	Deficit

Balance, January 1, 2003	$(1,350,285)	5,833	$58	1,134	$1,134	65,017	$ 650	$ 2,108,053	$ (3,460,180)

Conversion of Series A Preferred
Stock into Common Stock	-	(2,500)	(25)	-	-	2,750	27	(2)	-

Conversion of Series B Preferred
Stock into Common Stock	-	-	-	(825)	(825)	1,320	13	812	-

Exercise of stock options	-					6,121	61	(61)	-

Recapitalization in connection
with share exchange	(49,977)					20,204,502	1,277	26,477	(77,731)

Net income	28,712	-	-	-	-	-	-	-	28,712
Balance at December 31, 2003	(1,371,550)	3,333	33	309	309	20,279,710	2,028	2,135,279	(3,509,199)

Net loss for the nine months ended
September 30, 2004	(177,378)	-	-	-	-	-	-	-	(177,378)

	$(1,548,928)	3,333	$33	309	$ 309	20,279,710	$2,028	$ 2,135,279	$ (3,686,577)

 See notes to unaudited consolidated financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net Income (loss)	$(177,378)	$59,897
Adjustment to reconcile net loss to net cash
Depreciation and amortization	13,080	12,155
(Increase) decrease in operating assets and liabilities:
Accounts receivable	(175,196)	117,094
Reserve for bad debt	27,000	-
Inventory	287	7,607
Other current assets	5,501	-
Accounts payable	289,953	94,802
Accrued expenses	(12,335)	21,627
Deferred subscriptions and other revenues	(52,589)	(394,809)
Net cash used inoperating
Activities	(81,677)	(81,627)

Cash flows from financing activities:
Payments on debt	(13,585)	(472,011)
Principal payments on capitalized lease obligation	(20,034)	(7,941)
Proceeds from related party	48,000	-
Payment to related party	(25,200)	-
Proceeds from note payable	105,128	500,000

Net cash flows provided by financing
Activities	94,309	20,048

Net increase (decrease) in cash	12,632	(61,579)

Cash - beginning of period	51,163	86,254

Cash - end of period	$63,795	$24,675

 See notes to unaudited consolidated financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Supplementary information:
Cash paid during the year for:

Interest	$46,017	$30,798
Income taxes	$ -	$ -

See notes to unaudited consolidated financial statements.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

1.

The consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by EP Global Communications, Inc. (the "Company" or "EP") and are unaudited.In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

On November 28, 2003, East Coast Airlines, Inc. ("East Coast") entered into a share exchange agreement with Psy-Ed Corporation.In connection with the share exchange, East Coast acquired the assets and assumed the liabilities of Psy-Ed Corporation.For accounting purposes, the share exchange agreement has been treated as a recapitalization of Psy-Ed Corporation as the acquirer.The financial statements prior to November 28, 2003 are those of Psy-Ed Corporation.See Note 2 of Notes to Consolidated Financial Statements.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiary (“EP” or the “Company”), operates its business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the information needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs. EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 1,000 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.The Company grants credit primarily to advertisers based on an evaluation of the customer’s financial condition, without requiring collateral.Exposure to losses on these receivables is principally dependent on each customer’s financial condition.A majority of the subscription income is received in advance and presents little risk to the Company.The Company controls its exposure to credit risk through monitoring procedures and establishes appropriate allowances for anticipated losses.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB104”).

Online services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.The costs to develop this internet income are period costs and are expensed when incurred.Print publication advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued.List rental income is recognized, net of commission, when a list is sold or rented.

Deferred subscription income, net of agency commission is recorded when subscription orders are received.The Company uses a fulfillment house, which calculates the revenue to be recorded for all periods.Customers generally subscribe to the magazine for a three year period of time.Deferred subscription income represents the portion of the prepaid subscription not earned by the Company and paid for in advance of fulfillment by the Company to the customer.

Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization.Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years.Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

Stock-Option Plan

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board (“ABP” Opinion No.25 “Accounting for Stock Issued to Employees”.APB No.25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No.123 “Accounting for Stock-Based Compensation-Transition and Disclosure”.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002.The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net earnings (loss) - as reported	$ (177,378)	$ 59,897	$ 45,066	$ (4,912)

Stock-based compensation expense
using fair value method	-	49,532	-	16,511
Net earnings (loss) - pro forma	$ (177,378)	$ 10,365	$ 45,066	$ (21,423)

Earnings (loss) per share-
basic - as reported	$ (0.01)	$ 0.86	$-	$ (0.07)
Earnings (loss) per share-
basic - pro forma	$ (0.01)	$ 0.15	$-	$ (0.31)
Earnings (loss) per share-
diluted - as reported	$ (0.01)	$ 0.77	$-	$ (0.07)
Earnings (loss) per share-
diluted - pro forma	$ (0.01)	$ 0.13	$-	$ (0.31)

No options or warrants were granted during the nine months ended September 30, 2004.

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

Earnings (Loss) Per Share - Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.Diluted earnings per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings (loss) per share relate to stock options, warrants and convertible preferred stock which, if exercised, would have a dilutive effect on earnings (loss) per share.

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Weighted average shares outstanding - basic	20,279,710	69,053	20,279,310	69,053

Dilutive impact of options, warrants and
convertible prefered stock outstanding	-	8,230	-	-

Weighted average shares outstanding - diluted	20,279,710	69,053	20,279,310	69,053

During the nine months ended September 30, 2004, preferred stock convertible into 744,780 shares of common stock were not included in the foregoing computations because they were antidilutive.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses and notes payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

2.

SHARE ACQUISITION AGREEMENT

On November 28, 2003, East Coast entered into a share acquisition agreement with Psy-Ed Corporation d/b/a Exceptional Parent ("EParent").See Note 1 of Notes to Consolidated Financial Statements.

As provided for in the share acquisition agreement, the stockholders of EParent received 173 shares of East Coast common stock in exchange for each share of EParent common stock they held.A total of 13,010,984 shares of East Coast were issued to EParent stockholders in consummation of the share acquisition exchange.Immediately following the share acquisition exchange, East Coast had a total of 20,279,710 shares of common stock issued and outstanding excluding shares issuable upon conversion of Eparent's Series A and Series B Preferred Stock.In addition, the resignations of Robert Salluzzo and Charles Youngblood from the Board of Directors of East Coast and from their positions as President and Chief Executive Officer and a Secretary, respectively, took effect upon the close of the share acquisition exchange.The EParent Board of Directors became the Board of Directors of East Coast and Joseph M. Valenzano, Jr. became the President and Chief Executive Officer.The name of the new parent company was changed to EP Global Communications, Inc.Assuming the EParent stockholders owning all of the 3,642 EParent Series A and Series B preferred shares first convert them to EParent common shares and then exchange their common shares for 630,066 East Coast common shares, the EParent stockholders will then own approximately 65% of East Coast's outstanding common stock.While the former stockholders now own more then a majority of the issued and outstanding shares of East Coast, no individual stockholder holds enough shares to assert control over East Coast and neither East Coast or EParent is aware of any group of stockholders that is acting together in order to assert control over East Coast.

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

September 30,
2004

Furniture and Fixtures	$272,497
Less: Accumulated Depreciation	206,485
$66,012

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $13,080 and $12,155, respectively.

4.

ACCRUED EXPENSES

Accrued expenses consists of the following:

September 30,
2004

Commissions	$ 4,754
Professional fees	54,012
Interest	733
Corporate expenses	775
Taxes payable	100
$ 60,374

5.

DEBT

Short-term bank debt:

September 30,
2004

Demand note payable to Cardinal Debt Associates,
L.P., interest at 8%.
The note is secured by a second position on the
Company's accounts receivable and other
assets. (2)	$ 90,000

Demand note payable to Exceptional Associates, L.P.
Interest is payable in common shares of the
Company (51 shares through September, 2004).
The fair value of the shares issued is based on an
interest rate of comparable debt owed by the Company.	20,000

$ 110,000

Short-term bank obligations at September 30, 2004, consists of the following:

	September 30,
		2004

Secured line of credit with Provident Bank in the amount of $500,000, interest at 1% over bank's prime lending rate (5.75% at September 30, 2004) (1) (2)		$496,119

Unsecured line of credit with Sun Trust Credit for $30,000, interest at 20.25% at September 30, 2004		27,941

		$524,060

(1) The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.The line of credit matures February 5, 2005.

Long-term debt at September 30, 2004 consists of the following:

September 30,
2004

Note payable to Cardinal Debt Associates, L.P.
Interest at 7%, due November 30, 2004.The note
is secured by 200,000 shares of Deer Park
Technologies, Inc. common stock (3)	100,000

Note payable to City of Johnstown, P.A.Interest at 3%,
due September 1, 2011.Payable in monthly
installments of $1,321.33.	100,000
200,000
Less current portion	113,034
$ 86,966

(2) This note is subordinated to Provident Bank’s working capital line of credit.

(3) A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.

The following are maturities of long-term debt:

2004	$103,222
2005	13,132
2006	13,532
2007	13,943
2008	14,367
Thereafter	41,804
$200,000

Note payable to officer/stockholder at September 30, 2004 consists of the following:

Note payable to Joseph M. Valezano Jr., due on demand, interest at 6%	$ 33,000

6.   SALE OF INTEREST IN LLC

EP Global, in September 2004, entered into a joint venture with the InforMedx Group, LLC, (“InforMedx”) a profit subsidiary of the Conemaugh Health System of Johnstown, Pennsylvania, to promote on line educational seminars presenting, using a web based medium, topics that relate to the care of special needs individuals.The content of the seminars is medically based in most instances.The intended audiences are professional, aligned and family caregivers of special needs individuals.

To implement the joint venture EP has established a limited liability company, EP Educational Network LLC, (“Network”) and InforMedx has agreed to pay $210,000 for a one half interest in this newly established entity.Of this amount $100,000 was received in September 2004 with the balance to be paid within twelve months of the first payment.

All content used is to remain the property of EP with any jointly developed content being the property of Seminars with each of the parties able to utilize the content in any manner so long as that use is not disruptive to the purpose, intent or in conflict with the business activities of Seminars.Profits are to allocated based on the ownership ratio.

EP has recognized this sale in September 2004.

7.   SUBSEQUENT EVENTS

EP, in September 2004, also made the decision to move its corporate headquarters to Johnstown, Pennsylvania.In concert with this decision, the State of Pennsylvania provided a grant in the amount of $50,000 to the Company to offset a portion of the cost of a new position EP has created and has staffed with an individual from Johnstown, PA.

8.   RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan.The Company adopted SFAS No. 146 on January 1, 2003.The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34.FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.The Company adopted FIN 45 on January 1, 2003.The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues.This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE.FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003.For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003.The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.Previously, many of those financial instruments were classified as equity.SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.”SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.Interim period disclosures are effective for interim periods beginning after December 15, 2003.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During February, 2003, we began preliminary discussions with a private entity to enact a consolidation through either a merger or acquisition transaction. On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorizedEast Coast Airlines, Inc. (the "Company" or "East Coast") to offer(the "Offering") 173 shares of its Common Stock (the "Common Stock") for each share of Psy-Ed Corporation ("Psy-Ed") Common Stock held of record by all Psy-Ed Stockholders. This Offering resulted in the issuance of 13,010,984 shares of the Company's common stock to 50 Psy-Ed shareholders.

Having completed the merger we are now a global communications company dedicated to providing quality, reliable information for people with disabilities and special health care needs. We will continue Psy-Ed's 33 years of providing publications and services to this community focusing on the flagship Exceptional Parent Magazine, Special Custom Clinical Reports, a Library of Books directed to the special needs audience, our Exhibit and Conference Business and the creation and development of On-Line CME and CEU accredited seminars for both the lay and professional audiences seminars for special needs individuals, their caregivers and families.

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

With the share acquisition transaction complete, however we are a thirty three year old communications company recognized as the leader in the field of communication and education to the special needs market and have embarked on a growth strategy that is to result in revenue growth in our core business segment, that being magazine publishing as well as expansion of our sponsored editorial programs, introduction of a new On Line CME/CEU accredited information series and expansion of special events focusing on special needs. EP is also contemplating the initiation of web based publications focused on disability specific topics to further increase the Company's market reach.

Specifically, the following has been undertaken to further this plan.

The Company has forged strategic alliances with several major professional medical societies who endorse and support the Company and its mission.These include the following:

- The Child Neurology Society (1,450 pediatric neurologists in the USA)

- The American Academy of Developmental Medicine and Dentistry

- The Society for Special Needs Dentistry (1,000 members in USA)

- MOVE International

- Oral Health America

Mr. Joseph M. Valenzano, Jr, President of the Company serves as the Chair of the Executive Advisory Boardto the Child Neurology Foundation and is a member of the board of directors of the CNF.Mr. Valenzano also serves as Chair of the American Academy of Developmental Medicine and Dentistry Advisory Board and is a voting member of that prestigious medical society's board of directors.Finally, Mr. Valenzano serves on the board of directors of each ofthe aforementioned non profit organizations and is the only non-physician to do so.

The Company also enjoys strong strategic relationships with virtually every major non-profit organization and association serving people with disabilities and special needs.

Among these are:

- Special Olympics International

- Spina Bifida Association of America

- Epilepsy Foundation

- United Cerebral Palsy

- Easter Seals

- Muscular Dystrophy Association of America

- March of Dimes

- Fragile X Foundation

- Cure Autism Now (CAN)

- National Alliance for Autism Research (NAAR)

- Hunter's Hope Foundation

- United Mitochondrial Disorders Foundation

- American Academy of Pediatrics

- American Academy of Cerebral Palsy and Developmental Medicine

- International Child Neurology Foundation

………….and many, many others

The significance of these relationships is a key strategic marketing component in our effort to build circulation and exposure for the Company and specifically some of its major initiatives such as Comprehensive Newborn Screening.

In its thirty three year history, EP Magazine has received several EDI (Equality, Dignity and Independence) Awards from Easter Seals.Recently, over the past three years EP has received two back to back Gold medal Awards from FOLIO and the Magazine Publishers Awards for Superior Editorial Journalism and one Silver Medal in 2003.In 2004 EP was the recipient of the Presidential New Freedom Initiative Award symbolic of the Best Publication and Web Site in the Nation for People with Disabilities and Special Needs.

The Company has conceptualized and developed several successful on line CME (Continuing Medical Education) and CEU (Continuing Education Credit) Education Programs directed to physicians, allied health care professionals and families involved in the care and development of patients with chronic disabilities and special health care needs.Some of these include:

- The Management and Control of Refractory Seizures in People with Mental Retardation and Developmental Disabilities Using VNS Therapy (six such seminars have been developed and offered on this subject alone funded by unrestricted educational grants from a major medical equipment manufacturer)

- Universal Newborn Screening

- The Management of Pediatric Gait Deficiencies Utilizing Dynamic Bracing.

- Understanding Childhood Movement Disorders

- Contemporary Issues in the Diagnosis, Treatment and Management of Attention

 Deficit/Hyperactivity Disorders (AD/HD)

On balance these seminars run two hours in length and utilize distinguished physicians and allied health care professionals recruited by the Company.Content is owned by EP and can be disseminated on the internet or converted into DVD or CD-Rom for further dissemination of enduring materials.The Newborn Screening Program for example has been developed into a one hour forty five minute DVD featuring world renowned experts in this scientific field.

The Company is embarking on a major effort to help facilitate the adoption of Newborn Screening Technology and capabilities in the United States Military, specifically the Navy and Marine Corps.To this end, the Company's President and CEO has met with key military physicians and researchers at Balboa Naval Hospital in San Diego, California May 11th and 12 and again in Washington D.C with the Navy Perinatal Task Force at the Bureau of Naval Medicine in August.

The Company is the architect and developer of the World Congress & Exposition on Disabilities (WCD) a major international event now in its fifth year.This is a joint venture with a specialized marketing company with experience in event marketing such as large scale trade shows and exhibits. The WCD for 2004 took place on October 7 - 9 in Orlando, Florida and offered 130 CME and CEU accredited educational programs. Some 250 exhibitors displayed their innovative products designed to improve the quality of life for people of all ages with disabilities and special needs.The WCD was a natural extension of the business strategy and plan developed by Mr. Valenzano and has now become a reality for the fifth consecutive year.Our plans call for the expansion of this event on the west coast and possibly internationally.

The Company desires to explore possible international licensing arrangements with publishing companies in Latin America and Europe and part of the strategy of accessing the public market is to help fuel this worthy initiative.

The Company has developed a unique, high profile marketing program involving Major League Baseball Teams across the United States.The program called Disability Awareness Night (DAN) was launched two years ago in 2002 and initially involved only the New York Yankees and Boston Red Sox.The idea was to feature and recognize in a moving pre-game ceremony at home plate, individuals who either because of how they have chosen to live their lives with disabilities or their dedication and assistance to others have become an inspiration to all of us and highlight for all of us how all people with special needs should be regarded…as people to be respected, not as problems to be confronted.In 2002 the Company honored General James L. Jones, 32nd Commandant of the Marine Corps and his wife Diane Jones and daughter Jennifer who has Fragile X Syndrome, in recognition of the General and his wife's commitment to the Exceptional Family Member Program in the U.S. Military.General Jones is now Supreme Allied Commander NATO, the first Marine in history to rise to that post.The Company also honored Bill Porter, a 70 Year-Old Man with Cerebral Palsy whose life story as a door to door salesman was made into a Turner Broadcasting made-for-TV Movie entitled Door to Door starring William Macy.In Boston the Company honored State Senator Fred Berry, who has CP himself and Bob and Anita Hall, both disabled but inventors of the special wheelchair used in the Boston Marathon.From this humble beginning in 2002, DAN expanded to fourteen teams participating in 2003 and twenty seven teams in 2004. National sponsorship in 2004 has been provided by Massachusetts Mutual Life Insurance Company, a Fortune 500 financial services company, and is expected to be continued for 2005. Regional sponsorships for this program are also being sought and several such regional sponsorships were a part of the DAN Program in 2004. The entire Disabilities Awareness Night program was profitable in 2004. The Company owns all rights to DAN. There is serious consideration being given to extending, in 2005, this program to minor league baseball as well as the National Football League, National Hockey League and the National Basketball Association. In this regard, the Company has secured commitments from two NBA Teams for 2005, the Portland Trail Blazers and the New York Nets with expressions of interest from several others. Disabilities Awareness Night is a trademarked undertaking that recognizes those who have supported the special needs cause in a significant manner and recognition is given to those special needs individuals who have succeeded in overcoming their respective disabilities and contribute to their communities on a daily basis through example and action.

Finally, the Company is continuing the transition of its sales force from being represented predominantly by independent outside sales reps to an in-house sales force.The requisite training of personnel concerning the philosophies, mission, goals and objectives of the company is in process and the Company expects to have the sales force completely in-house by the end of the year.

It is the Company's objective to increase its revenue base to over 4 million dollars in 2004 through the efforts noted above .

Liquidity

Despite incurring an operating loss year to date 2004, the Company has improved its working capital position by $310,000, in the third quarter of 2004 as a result of the following:

- Sale of a partial interest in LLC --- In September 2004 the Company sold for $210,000- a 50% interest in an LLC owned by the Company and created to produce on line educational seminars for Physicians, Allied Health Care Professionals, Educators, Families and Caregivers of individuals with special needs and chronic long term disabilities.

- Receipt of low interest loan --- The Company has committed to and as of the reporting date has executed a relocation of its corporate headquarters from River Edge, New Jersey to Johnstown, PA. In conjunction with that commitment, the City of Johnstown provided in September 2004, a $100,000 low interest long term loan to the Company.

- Receipt of Opportunity Grant - The Company was provided, in October 2004 an Opportunity Grant in the amount of $50,000 by the State of Pennsylvania to partially offset the cost of hiring a coordinator for its special projects which include Disabilities Awareness Nights in professional baseball stadiums around the country and development activities with professional basketball and hockey as well as The World Congress and Exhibition on Disabilities which is to be held in Philadelphia PA December 1-3, 2005.

Further, the Company is expected to receive a low interest long term loan in the amount of $100,000from the State of Pennsylvania for working capital needs in the establishment of "E-Zines" which are web based education and information channels focused on specific disabilities and done in cooperation and collaboration with individual organizations and associations serving these populations.

As a result of the move of its corporate headquarters to Johnstown, PA, and as a component of the sale of the interest in its LLC as noted above, the Company has been provided approximately 5,000 square feet of office space at no cost to the Company for two years. This will result in a net decrease in overall facilities cost to the Company of approximately $200,000 over the twenty four month period beginning in November 2004.

The Company's working capital line was renewed until February 2005. While the Company cannot be assured that the lender will provide a continuation, it should be noted that the Company has maintained this credit facility despite having had a history of negative working capital ratios, caused in part by the recording of deferred subscription and special project revenue that would be recognized for financial statement purposes in future periods. In addition the company is a thirty three year old entity that has always maintained an excellent relationship with its lenders and Management is confident that current discussions with the Lender and others will result in either renewal or replacement of the credit facility.

Results of Operations

Three Months Ended September 30, 2004 compared to

Three Months Ended September 30, 2003

Sales

Overall sales for the three months ended September 30, 2004 as compared to the comparable period in 2003 decreased by approximately $200,000- due primarily to a decrease in page (space) advertising. An earlier realignment of the Company's sales effort which included the engagement of a national sales representative firm did not generate the sales and market penetration that had been anticipated and in August 2004 that relationship was severed. The Company has since hired five individuals to replace the national firm and has established positive control over its sales efforts. The Company's CEO , Mr. Joseph Valenzano has taken over day to day operations of the sales efforts. As of the reporting date and as a result of implementing for the first time in its history a total internal sales force as opposed to relying on independent representatives, the Company has generated an order backlog for 2005 of approximately one million dollars.

Cost of Goods Sold

The decline in Sales was partially offset by an approximate $180,000 savings in the costs of goods sold for the period ending September 30, 2004 over the preceding three month period ending September 30, 2003. This decrease in cost is associated with the cost containment program initiated in February 2004 which among other actions included a reduction in the number of controlled circulation copies distributed, elimination of an outdated reader service card program and a modification to the manner in which the publication is laid out. These cost saving measures are intended to provide the Company with monthly savings estimated at $13,000 to $17,000 per month.

Selling, General and Administrative Expense

An increase in Selling , General and Administrative Expense of approximately $110,000 for the period ending September 30, 2004 over the preceding three month period ending September 30, 2003 attributable to the Company's efforts to bring sales in-house resulted in a net loss from operations for the three month period ending September 30, 2004 of approximately $147,000 compared to a net gain of approximately $4,700 for the preceding three month period ending September 30, 2003. This increase is attributable to professional fees incurred for the finalization of the share exchange agreement with East Coast Airlines Inc. agreed to in November 2003 as well as additions to senior management, a commitment to a new accounting system and increased travel associated with an expanded sales effort. The conversion of the Company's accounting system from an ASP based system to an internal system is expected to save the Company approximately $23,000- annually.

Other Income (Expense)

Sale of an interest in the Company's LLC resulted in net other income for the period ending September 30, 2004 of $192,400 as compared to a net expense ofapproximately ($9,600) for the preceding three month period ending September 30, 2003. This one time income event resulted in a net income of approximately $45,000 for the period ending September 30, 2004 compared to a net loss of approximately ($4,900) for the preceding three month period ending September 30, 2003.

Controls and Procedures

(a)Disclosure controls and procedures.As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b)Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April, 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. It is the opinion of the Company's attorneys that the Company will not be liable for the payments and that the amount of damages being sought as compensation to the Company far exceeds the contract balance.

ITEM 2.CHANGES IN SECURITIES

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.OTHER INFORMATION

Not applicable

ITEM 6.Exhibits and Reports on Form 8-K

(a) Exhibits:

 Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the

 Sarbanes-Oxley Act of 2002.

 Exhibit 31.2Certification ofChief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 Exhibit32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section

 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Exhibit 32.2 Certification ofChief Financial Officer pursuant to 18 U.S.C. Section

 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A Current Report on Form 8-K was filed by the registrant On October 1, 2004 relating to activity during the quarter ended September 30, 2004. Specifically, the Form 8-K reported the press release issued by the Company on September 27, 2004 announcing the relocation of the Company's headquarters to downtown Johnstown, Pennsylvania.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused thisreport caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP GLOBAL COMMUNICATIONS, INC. f/k/a East Coast Airlines Inc.
(Registrant)

By	/s/ Joseph M. Valenzano, Jr.
Joseph M. Valenzano, Jr., President and Chief Executive Officer

Dated:November 16, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/Donald S. Chadwick
Donald S. Chadwick, Director

By	/s/Raymond C. Smith
Raymond C. Smith, Director

Dated: November 16, 2004