Form 10KSB
period 2004-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2005-04-13
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30797

EP GLOBAL COMMUNICATIONS, INC.

(Name of Small Business Issuer in its charter)

Delaware	14-1818396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

C/O Exceptional Parent Magazine	15901
551 Main Street, Johnstown, PA	(Zip code)
(Address of principal executive offices)

(814) 361-3860
Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,594,185

The Issuer's stock is trading on the OTC Electronic Bulletin Board under the symbol EPGL.OB.

As of April 12, 2005  the Registrant had 22,132,818 common shares outstanding.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

Forward Looking Statements:

Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the control of EP Global Communications, Inc. ("Company") control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions, labor costs; competitive pressures on pricing; consumer perceptions of the Company's products; other operational matters discussed herein and other risks and uncertainties. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed.

EP GLOBAL COMMUNICATIONS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

The Company was incorporated in the State of Delaware in November 1999 under the name East Coast Airlines Inc. ("ECA") which was established to become a fully certified Federal Aviation Regulation Part 121 air carrier. The original business plan was to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. The Company expected to operate as an independent carrier and serve select markets in the Northeast.

In June 2000, the Company filed a Form 10-SB Registration Statement to register its common stock under the Securities Act of 1933, as amended (the "1933 Act") which became effective in July 2000. As a result, the Company began filing its quarterly and annual reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “1934 Act”). The Company believed that ECA’s ability to raise capital with which to fund the ECA business plan would be significantly enhanced by becoming a public reporting company and listing ECA securities on a stock exchange in order to provide investors with potential liquidity.

The tragic events of September 11, 2001 severely affected the airline industry and impeded ECA’s efforts to finance its business plan. In the months following September 11th security concerns caused airline ridership to plummet and as a consequence reduced, in management's opinion, the potential for a successful launch of the airline. The ensuing decline in the United States economy also created a significant impairment to the successful implementation of the Company's original business plan.

As a consequence of the events of September 11th, as first disclosed in ECA’s Form 10-QSB for the quarter ended September 30, 2002, management commenced its new plan to identify a strategic partner with whom the Company could develop a business relationship through either a joint venture, acquisition, merger or share exchange transaction, that could present ECA shareholders with an opportunity to achieve potential appreciation of their holdings. In the event the Company were to consummate such a transaction with an identified strategic partner, such partner's business and economic fundamentals could enhance ECA’s financial condition and bring value to ECA shareholders.

In February 2003, preliminary discussions began with a private entity to enact a consolidation through either a merger or acquisition transaction.

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorized ECA to offer 173 shares of its Common Stock for each share of Psy-Ed Corporation (“Psy-Ed”) Common Stock held of record by all Psy-Ed Stockholders.

A summary of the material terms and conditions of the Offering are as follows:

  Psy-Ed Stockholders were offered 173 East Coast Common Shares for each Common Share of Psy-Ed owned of record.
  ECA reduced its outstanding Common Shares to 7,265,932 from 19,113,400 Common Shares.
  ECA amended its Certificate of Incorporation, increasing its authorized Common Shares from 20,000,000 to 60,000,000.
  ECA, the new parent company, changed its corporate name to “EP Global Communications Inc.”
  The members of the Board of Directors of East Coast resigned and the nominees of Psy-Ed were appointed to the Board of Directors of the new parent company, with Mr. Joseph M. Valenzano Jr. becoming the President and CEO.
  Psy-Ed became a wholly owned subsidiary corporation of EP Global Communications, Inc., the new parent company.
  Psy-Ed Stockholders owning 75,208 of the Psy-Ed Common Shares exchanged their Psy-Ed Common Shares for East Coast Common Shares. East Coast issued an aggregate 13,010,984 East Coast Common Shares to the Psy-Ed Stockholders. The share exchange resulted in Psy Ed shareholders owning approximately 65% of the ECA outstanding common stock. Psy-Ed has become a subsidiary of ECA now EPGL, the “new parent” company.   On January 24, 2004, Donald Chadwick was appointed to the Company’s Board of Directors and Robert J. Salluzzo and Charles G.Youngblood resigned. At that time, Joseph M. Valenzano, Jr. and John F. Crowley were appointed Directors of the Company. Immediately thereafter, by unanimous written consent of the Board of Directors, the Company’s By-Laws were amended to increase the Board of Directors to seven (7) members and David Hirsch, Gregg LaPointe,  ADM Raymond C. Smith, USN (Ret) and Ed McCabe, Esq. were appointed to fill the new seats on the Board.

The Company

Having completed this acquisition, the Company became a global communications company dedicated to providing quality, reliable information for people with disabilities and special health care needs. The Company’s mission, as it was for the 34 years prior to the combination, has remained unchanged: to provide practical advice and emotional support to families, physicians, allied health care providers, teachers and caregivers who are involved in the care and development of people with special needs.

The Company’s 34 year old award winning publication provides the foundation of what the Company does. In 2003, the Company continued its tradition of excellence, receiving the New Freedom Initiative Award from the Jim Mullen Foundation in Chicago, symbolic of the Best Publication and Web Site in the Nation for People with Special Needs. Exceptional Parent Magazine was also the recipient of Three Gold Medals for Editorial Excellence from FOLIO: at the Magazine Publishers Association Awards Dinner in New York over the past four years and three Gold Medals for Excellence in Journalism from the Consumer Health Publishing Association of America for the Company’s work in Epilepsy, Newborn Screening and Mitochondrial and Metabolic Disorders. In November, 2003 Exceptional Parent Magazine received the Distinguished Service Award from the Epilepsy Foundation of New Jersey for the Company’s work on behalf of people with epilepsy. Joe Valenzano, the Company’s President and CEO is the recipient of numerous awards for his efforts on behalf of people with disabilities and special needs including the Distinguished Service Award from the Fragile X Foundation given to him by General James L. Jones, former Commandant of the Marine Corps and now Supreme Allied Commander NATO Forces. Working with the leaders in the field, the Company has established strong strategic relationships with virtually every major professional medical society and lay organization serving people with special needs.

In 2003, the Company focused our editorial content on the key issues affecting its audience and worked to provide them with need-to-have information on topics such as the spectrum of autistic disorders, IDEA reauthorization, the No Child Left Behind Act, epilepsy and complex seizure disorders, ADHD, and the latest developments in mobility and communication devices. Feature stories included interviews with former Assistant Secretary of Education for the Office of Special Education and Rehabilitative Services Dr. Robert Pasternack, Major League Baseball pitcher Tim Wakefield and technology leader and inventor Ray Kurzweil.

The Company also expanded its coverage of key areas in the disability arena with added columns including Tech- Scapes and IDEA Notebook as well as continuing series on autism, financial planning and adaptive physical sports and recreation for people with disabilities. In addition, the Company has continued its efforts to expand awareness of the benefits of newborn screening using tandem mass spectrometry and the Company’s President and CEO, Joe Valenzano has personally led this charge to have expanded newborn screening embraced by the U.S. Military.  His efforts were rewarded as the Navy and Marine Corps have in fact added expanded newborn screening for Navy and Marine Corps births in 2005.

Beyond the Company’s monthly magazine, in 2004, the Company continued to intensify its efforts in other areas. The October 2004 World Congress and Exposition on Disabilities (WCD) in Orlando, FL was, in the opinion of management, a success and is now in its sixth consecutive year. As creators and developers of the entire program of educational seminars offered at the WCD numbering between 110 and 140, the Company played a vital role in producing the largest exhibit and conference in the world focusing on special needs. The 2004 Show in Orlando, Florida offered over 100 CME/CEU-accredited programs for physicians, allied health care professionals, special education and mainstream teachers, families and caregivers, and included keynote speeches from the leaders in the field including Dr. Tim Shriver, President and CEO of Special Olympics International, highly decorated Vietnam Veteran and Four Star General James “Tom” Hill, U.S. Southern Command and the father of a disabled young daughter, Meghan and Jim Kelley, Hall of Fame Quarterback of the Buffalo Bills and the co-founder of Hunter’s Hope Foundation named after his son who has Krabbe’s Disease, a devastating life threatening disorder without a known cure.

In 2004 the Company also expanded the development of its relationship with Major League Baseball (MLB) Teams.  The collaboration between EP and MLB Teams began in 2002, when management for the New York Yankees and the Boston Red Sox embraced EP’s vision to promote awareness of the disabilities population by reaching out to sports fans. Each team hosted a pre-game ceremony, during which people who had made significant contributions to the disabilities community were honored. The program expanded to 14 MLB teams in 2003. Honorees included individuals such as Eunice Kennedy Shriver, Travis Roy, Dr. Darryl De Vivo, Geri Jewell and others. In 2004, twenty-seven teams participated in this unique awareness driven event, funded in large part by Massachusetts Mutual Life Insurance Company.

Through the Company’s production of unique online CME/CEU-accredited seminars focused exclusively in the arena of chronic life-long disabilities and genetic disorders, EP has established a valuable way to expand knowledge in this field, filling a major void that exists because of the lack of such training in the nation’s medical schools. Over the past two years, the Company has delivered a total of twelve online seminars dealing with a range of topics such as childhood movement disorders, the management and control of refractory seizures in people with mental retardation and developmental disabilities; managing pediatric gait deficiencies utilizing dynamic bracing, attention deficit/hyperactivity disorders, lysosomal storage disorders and newborn screening. In 2005, with Conemaugh Health Systems, and through the Company’s association with several leading professional medical societies including the Child Neurology Society and American Academy of Developmental Medicine and Dentistry as well as key lay organizations such as the Epilepsy Foundation and Family Resource Network as well as United Cerebral Palsy, the Company plans on delivering a total of 20 CME/CEU online seminars, hopefully with the participation of the US Military.  All of these seminars offer Continuing Medical Education Credit for Physicians and Continuing Education Units for nurses, allied health care professionals and educators through academic affiliations we have developed at institutions such as the University of Pittsburgh School of Medicine and, of course the American Academy of Developmental Medicine and Dentistry (AADMD).  In January 2005 the AADMD

formally recognized Exceptional Parent Magazine as the official publication of the AADMD and the Company is embarking on an implementation plan to offer CME accreditation through the publication itself, something which should increase the need for the Company’s publication by physicians as well as allied health care professionals, hospitals and clinics.

Exceptional Parent Magazine was recently designated as the publisher of The Presidents Report on People with Intellectual Disabilities (PCPID-formerly known as the President’s Committee on People with Mental Retardation), complete with the seal of the office of the President of the United States of America, which appears on the cover of our 2005 January Resource Guide.

Over the years, EPGL has become the leading authority in the disabilities and special health care needs arena and has in place the following attributes:

  An authoritative, proprietary monthly publication read by physicians, educators, nurses, therapists and families alike and endorsed by leading professional medical societies and lay organizations;
  A Custom Communications Business with the capability of producing high quality clinical publications on a wide range of disorders. Examples of these include: A Primary Care Physicians Guide to Mitochondrial and Metabolic Disorders, A Parent’s Guide to Mitochondrial and Metabolic Disorders, End Stage Renal Disease: A Primer for Nurses, Dieticians, Physicians and Patients, What Families Need to Know About Childhood Seizures, Epilepsy: New Patterns of Care for the Twenty-First Century, Childhood Movement Disorders, Positive Perspectives for Cerebral Palsy, Oral Health Care for People with Disabilities, Universal Newborn Screening (which has won world-wide acclaim) New Hope for People with Epilepsy: The Vagus Nerve Stimulator and many others;
  A web site (http://www.eparent.com) with over 1.5 million hits per month.
  The Company participates in a joint venture in an exhibit and conference business called the World Congress & Exposition on Disabilities.  This is the defining event in the disabilities and special health care needs arena; the 2004 WCD took place in Orlando Florida October 7th, 8th and 9th at the Orlando Convention Center and had over 6,000 registrants and 200 + exhibitors.  The 2005 WCD will take place at the Philadelphia Convention Center in Philadelphia Pennsylvania December 1, 2 and 3.  One of its themes will be to honor returning veterans from the Iraq and Afghanistan Conflicts who have sustained disabilities as a result of their service.
  A reference library - EP Library - available for sale to the public with one of the largest arrays of disability and special needs books in the industry (over 1,500 titles).

  Strategic Alliances with virtually every major professional society and consumer/family support groups/organizations and associations in the field including, The American Academy of Pediatrics (AAP); the Child Neurology Society (CNS); the American Academy of Developmental Medicine and Dentistry; Special Care Dentistry; the International Medical Dystonia Research Foundation; Spina Bifida Association of America, Special Olympics International; United Cerebral Palsy Foundation for Education and Research, Governmental bodies such as The National Institutes of Health; the Centers for Disease Control & Prevention;  U.S. Department of Education and the Office of Special Education and Rehabilitation; Department of Defense and the U.S. Military Exceptional Family Member Program; the Military Child Education Coalition; the International Dyslexia Association; The National Multiple Sclerosis Society; Family Voices; Fragile X Foundation, Cure Autism Now, Autism Society of America, National Alliance for Autism Research, Epilepsy Foundation, Children with Attention Deficit Hyperactivity Disorder and a host of other organizations and associations whose reach into the special health care needs market is enormous.  EP enjoys not only support from these prestigious societies and organizations but their endorsement as well.

Management considers the Company’s contracts to be a strategic advantage.  Of major significance is the fact that the Company is the owner of all its content and copyrights.

The Mission of Exceptional Parent is to continue to grow as an integrated communications company leveraging its core strengths and serving the information needs of specific Professional and Consumer target-niche market segments in the disabilities and special needs market sectors.  Tactically the Company seeks to accomplish this utilizing a multi-media approach to communications that includes print, on-line interactive services and the internet, customized reports, exhibits and conferences and books.

Employees

As of December 31, 2004, we had 17 employees, of which 1 was full-time.  None of the employees are represented by any labor unions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents its office space at the following locations:

  Approximately 5,500 square feet under a lease with a remaining term of 20 months at 551 Main Street, Johnstown, Pennsylvania. The monthly payment is $7,400 including utilities and taxes.

  Approximately 5,500 square feet under a lease with a remaining term of 15 months at 65 East Route 4, River Edge, New Jersey.  The monthly payment is $9,400 plus utilities and escalation clauses for tax increases.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company in April, 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. It is the opinion of the Company’s attorneys that the Company will not be liable for the payments and that the amount of damages being sought as compensation to the Company far exceeds the contract balance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders in the fourth quarter of the Company’s fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

Our common stock has been quoted on the OTC Bulletin Board under the symbol “EPGL” since December 15, 2004.  The following table sets forth the range of high and low bid quotations for the last 16 days of calendar year 2004 and for the first quarter of calendar year 2005. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low
Eleven trading days in calendar 2004 subsequent to the Company's listing on the OTC Bulletin Board	$0.75	$0.68
First Quarter, calendar year 2005	$0.65	$0.20

The Company's common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines a "penny stock" as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is:

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

Holders:

The Company has 158 shareholders, including management, who hold shares of the common stock of the Company.  However, we believe the number of beneficial owners is significantly greater.

Dividends:

The Company has not declared or paid any cash dividends on its common stock. Moreover, current management has no intention to declare any such dividends in the foreseeable future, but will retain earnings, if any, to finance its operations and any expansion of its business.

Recent Sales of Unregistered Securities:

Fiscal Year 2002 - The Company did not issue any unregistered securities during fiscal year 2002.

Fiscal Year 2003 - The Company issued the following unregistered securities:

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

Fiscal Year 2004 - The Company issued the following unregistered securities:

  In August 2004, the Company issued 800,000 shares of its common stock for financial services.
  In August 2004, the Company issued 200,000 shares of its common stock for legal services.
  In October 2004, the Company issued 6,000 shares of its common stock to its Directors for directors’ fees.
  In December 2004, the Company issued 500,000 shares of its common stock to its Chief Executive Officer and 300,000 shares of its common stock to its Chief Operating Officer for management services.

Securities authorized for issuance under equity compensation plans:

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies:

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

Plan of Operation:

It is management’s intent to continue and expand the Company’s 34 year heritage of providing “Information that matters from those who care” to the special needs market.  The Company in 2004 began implementing a growth strategy that consists of a three-point initiative as outlined below to increase revenues and profitability for 2005 and beyond.

  Expansion of the revenue base relating to core services, those being increased ad revenue from it flagship publication, Exceptional Parent Magazine, increase in the sales of custom communications, increase in revenue from its special project segment including “Disabilities Awareness Night” in various sports mediums, the “World Congress and Exhibition on Disabilities” and greater integration of web based initiatives with the sales of core services.
In this regard and as an example of the emphasis placed on aggressively implementing its plan, the Company in the fourth quarter of 2004 began staffing up for these initiatives through the hiring of five new employees dedicated to increased sales efforts as well as the management of its special projects expansion.

In 2005 the Company has expanded its Disabilities Awareness Night programs, principally conducted in major league baseball parks in 2004 and prior, to National Basketball Association venues as well as minor league ball parks as well as minor league hockey. On May 23, 2005 the Company in conjunction with the National Baseball Hall of Fame in Cooperstown NY will host prior to the annual “Hall of Fame” game a ceremony honoring returning disabled veterans from Iraq and Afghanistan, this in conjunction with Walter Reed Army Medical Hospital and its Commanding Generalr who will be presenting awards to returning veterans and their families selected for the honor.

On December 1st   through 3rd, 2005 the annual World Congress and Exhibition on Disabilities is to be held in Philadelphia, PA. Previously, in October 2004, it had been held in Orlando, Florida with approximately 6,000 attendees. In 2005 attendance is forecast to be in the range of 10,000- 12,000 attendees. The Company expects to conduct over 100 individual education sessions during the event with world renowned guest lecturers providing education on topics including autism, ADHD, cerebral palsy, mental retardation and many others.

These internal growth efforts in 2005 are intended to increase overall revenues from core services by approximately 50% over 2004 revenues.

It should also be noted that further internal growth is expected to result from Exceptional Parent Magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry, an growing national organization of over 1,000 doctors and dentists who have dedicated their efforts to providing “best practices” advice to caregivers on how to medically and dentally care for the special needs individual. Beginning with the June 2005 issue of Exceptional Parent Magazine, AADMD will be providing articles for the magazine and the opportunity for physicians to secure up to 2 credit hours of CME by completing a test that is to follow each article. Management believes that Exceptional Parent Magazine is the first consumer publication ever to offer CME credits to physicians. The Company’s relationship with the AADMD is in addition to relationships it enjoys with every major disabilities group throughout the United States as well as with medical societies such as the Child Neurology Society and several others of this caliber.

It should also be noted that the Company’s CEO, Joseph M. Valenzano Jr. is the only non-physician to hold a board seat on the AADMD.

In March 2005, the Company submitted an appropriations request to Congress that, if approved, would be funded in 2006, for $1,000,000 with which to increase its education and information programs to military families with special needs dependents and caregivers. If successful in having these funds committed, the Company intends to build upon its existing relationships within the military community to bring timely and meaningful educational content in both print and on a web based delivery system to this segment. This initiative would result in increased revenue from subscription, on-line and custom communication sales.
  Identifying profitable synergistic acquisitions.  The Company in early 2005 began discussions with two entities one a publication with a special needs focus and the other being engaged in conference and trade show activities. While there is no guarantee that the Company will be successful in concluding on either acquisition it should be noted that if these acquisitions are successfully concluded the Company may report additional revenue on a consolidated basis in the range of $1,200,000 to $1,700,000 from the acquisitions.  It is the intent of the Company to utilize its common stock as the payment medium for any acquisition contemplated thereby reducing the need to reduce working capital for this purpose.
  Development of key strategic financial alliances. In 2004, the Company entered into a joint venture agreement with the Informedx Corp. a for profit subsidiary of the Conemaugh Health Systems of Johnstown, PA. This joint venture was established in concert with the Company’s move of its corporate headquarters to Johnstown, PA, a move in part funded by Informedx through the provision of approximately 5,000 square feet of office and storage space at no cost for a two year period. The purpose of the joint venture is to expand the Company’s already successful on line seminar series through financial support as well as dministrative support from both Informedx and Conemaugh.
Informedx purchased a 50% interest in the joint venture for $210,000 in the third quarter of 2004 as reported in the Form 10QSB for that period and as reflected in the statement of operations included herein for the results of operations for 2004.

In similar fashion, the Company in 2005 has arrived at an agreement in principal with Johnstown, PA based experienced provider of courseware to the military to team on the delivery of services to the military special needs community and its professional caregivers in 2006 and possibly in 2005 should financial sponsorship be secured in 2005 for that purpose.

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, it will continue to incur accounting and legal fees relating to the filing of current, quarterly and annual reports with the Securities and Exchange Commission.

Liquidity:

Earnings were insufficient to meet the liquidity needs of operations in 2004. The net loss from operations and use of working capital in 2004 was offset in part through the conversion of a $250,000 trade payable and $250,000 of other short term debt into three year notes effective December 31, 2004.  Each of these notes will require interest payments only in 2005 at 6% with amortization based on a five year term commencing January 1, 2006 until the end of the three year term at which time any remaining the remaining balance will be due.

In addition, in the fourth quarter of 2004, the Company received approximately $200,000 of prepayments for 2005 advertising and other services.  These funds improved liquidity but increased deferred revenues.

To support operations, the Company also received a short-term loan of $90,000 from its CEO in March 2005.

In 2004, the Company generated $210,000 of income through the sale of a 50% interest in a venture that is producing on line educational seminars.  The Company retains a 50% interest in the entity as well as operational control.

The Company continues to improve in 2005 its working capital position. In March 2005 the Company initiated a private placement memorandum to raise up to $2,000,000 through the issuance of a 6% convertible debenture (conversion at $0.50 per share into the common stock of the Company).

The Company is also seeking to generate additional capital with one or more financial partners for various web based educational endeavors.

The Company’s working capital line of credit of approximately $496,000 expired on February 15, 2005.  The lender has agreed in principal to extend the line for an additional eighteen months based upon the following:

  Prior to April 30, 2005 of a reduction in the outstanding amount of $50,000, and
  Additional reductions within twelve months of an additional $150,000.

The Company is to make payments of interest only for 120 days commencing May 1, 2005 and then pay monthly amounts of $5,000 plus interest until the end of the term of the loan at which time any remaining balance will become due.  The lender will retain its security position that consists of a lien against substantially all of the assets of the Company.

Through April 30, 2005, the modification to the terms of the line of credit and the debt conversions described above allow the Company to decrease current liabilities by approximately $1,000,000.

The Company was the recipient in 2004 of an “Opportunity Grant” from the state of Pennsylvania in the amount of $50,000.  The grant is for reimbursable costs associated with the administration of the World Congress and Exhibition on Disabilities.  It is expected that EPGL will collect this amount in 2005.

Results of Operations:

Fiscal year ended December 31, 2004 compared to 2003.

Sales

In 2004 the Company in 2004 reported a decrease in sales in relation to 2003 of approximately $670,000:

  $104,000 of the decrease was the result of the untimely death in the spring of 2004 of a key independent salesperson whose market area was predominantly the western United States.  The Company was not able to replace this individual quickly enough to prevent the decline in revenues.
  $122,000 of the decline in revenues was from a decrease in subscription income.
  $176,000 of the decline was due to decreased space advertising sales.
  A decrease of $268,000 in special projects income.

In June 2004, the Company engaged a representative firm experienced in magazine advertising sales to provide national sales representation for all product lines.  However, in August 2004 it was necessary to terminate the relationship due to lack of performance.

In the fourth quarter of 2004, the Company began a hiring process to establish its own sales department with the intent of being able to have improved control and management of this critical function. As a result of this effort, the Company currently has eight employees in addition to its CEO who comprise the majority of the sales force.

As a result of these changes, Early indications are that Sales for the first quarter of 2005 will approximate $900,000 contrasted to $800,000 for the first quarter of 2004.

Cost of Goods Sold and Margins

Margins in 2004 approximated 52% as compared to 59% for the year ended December 31, 2003, reflecting the result of a 21% decrease in sales together with cost of goods sold comprising 53% in fixed costs.

Selling, General and Administrative Expenses

The Company experienced an increase of approximately $390,000 in Selling, General and Administrative expenses in 2004 as compared with 2003. The primary categories of increase were as follows:

Sales- Salary and Commission	$ 123,000
Administrative Salaries	100,000
Legal	40,000
Administrative Travel	57,000
HR Fees	28,000
Various	42,000

Total	$ 390,000

Sales salaries and commissions increased due primarily to the addition of a national sales manager in February 2004.

Administrative salaries relate to the addition of a Chief Operating Officer/CFO in 2004.

Increases in legal fees are predominantly due to increased work relating to SEC compliance requirements and other corporate matters.

The increase in administrative travel related in part to the travel costs associated with pre-move travel in association with the relocation of the corporate headquarters to Johnstown PA as well as travel associated with the maintenance of relationships with disabilities organizations throughout the Northeast and across the United States as well as speaking engagements undertaken in these locations.

HR fees relate to Administaff, a provider of HR services that was contracted with in February 2004 to provide HR guidance as well as health insurance and other benefits to the organization.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Wiener, Goodman & Company P.C.  We do not presently intend to change accountants.  At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM  8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have each evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date).  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.  Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names of all directors and executive officers of the Company are as follows:

Name	Age	Position
Joseph M. Valenzano, Jr.	59	President, CEO, Director
David Hirsch	58	Director
Gregg LaPointe	42	Director
Raymond C. Smith	60	Director
Ed McCabe	62	Director
Donald Chadwick	53	Director, Sec., Treasurer
John F. Crowley	37	Director
Robert Salluzzo	57	COO/CFO
Rick Rader, MD	56	Editor in Chief

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors .To the Company’s knowledge, there are no agreements or understandings for any officer or director to resign at the request of another person nor is any officer or director acting on behalf of or is to act at the direction of any other person other than in his fiduciary capacity of and for the benefit of the Company and at its direction.

Joseph M. Valenzano, Jr., MBA, APC - President / Chief Executive Officer / Director

Mr. Valenzano, age 59, received his bachelor’s degree in economics and history from Upsala College.  He also holds an MBA in Finance and Management from Fairleigh Dickinson University.  A Certified Management Accountant (CMA), Mr. Valenzano was awarded an Advanced Professional Certificate (APC) in Accounting and Information Systems from the Graduate School of Business at New York University.

Mr. Valenzano is a frequent speaker at conferences, organizations and medical and dental organizations serving people with disabilities and is on the board of a number of prestigious disability organizations. He is the Founder and Member of the Board of Trustees of the EP Foundation for Education, Inc., an IRS-approved 501(c)(3) not-for-profit corporation.  He has served as Chairman of the Executive Advisory Board for the Child Neurology Society and Child Neurology Foundation and as a member of the board of directors for the CNF. He is currently Chairman of the Executive Advisory Board to the American Academy of Developmental Medicine and Dentistry and a member of the board of directors of that prestigious professional society.  He also serves on the board of directors of Oral Health America; CMRA of Tennessee and MOVE International.

Mr. Valenzano has over 30 years experience in health care communications.

Positions he has held include:

♦

  Executive Vice President Operations at Medical Economics where, among others, he oversaw the Physicians Desk Reference, Medical Economics, Contemporary Pediatrics, Contemporary OB/GYN, and Contemporary Urology and business and health
  Executive Vice President-Finance for The Thomson Corporation, one of the world’s largest communications companies; and
  Vice President-Business Development with Elsevier-NDU of the Netherlands prior to its merger with Reed.

He is the father of five sons, one of whom has a disability.

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

He is a member of the Society of Teachers of Family Medicine and The American Association on Mental Retardation.  He is a Fellow of The American Academy for Cerebral Palsy and Developmental Medicine and The American Institute of Stress

Donald S. Chadwick, CPA –Director, Secretary, Treasurer

Donald S. Chadwick, age 53, obtained his Bachelors Degree in Accounting from Babson College in 1974 and has a Masters of Business Administration in Strategic Planning from the University of Pittsburgh. Mr. Chadwick is currently a financial and tax consultant.

Mr. Chadwick was employed by Price Waterhouse from 1974 to 1985 as an auditor and later joined the tax department. In 1985 he left Price Waterhouse to establish a tax consulting practice serving individuals and corporations.

In October 1988, Mr. Chadwick formed Cardinal Debt Associates, L.P. (Debt) and Cardinal Equity Associates, L.P. (Equity) which are business development companies providing capital to small growth oriented businesses. In September 2000, Debt provided a short-term loan and line of credit to Psy Ed. In conjunction with the loan, Equity acquired a warrant position in Psy Ed which has been exchanged as a result of the share exchange with East Coast Airlines (now EP Global Communications Inc.) for 220,754 common shares.

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

Admiral Smith was also awarded the California Distinguished Service Award while a member of the Governor’s Council on Physical Fitness and Sports.  Working directly for the Council Chair, now Governor of California Arnold Schwarzenegger, he and his SEALs focused on inner-city at-risk youth, children with special needs, and senior citizens.  The Admiral has spoken extensively on his leadership experiences and the philosophical underpinning which has supported his enormously successful career. Admiral Smith also published two highly successful Navy SEAL manuals presently in print by the Government Printing Office.  These two, The SEAL Nutrition Manual and The SEAL Physical Fitness Manual, focus on the special nutritional and fitness needs of Navy SEALs, but have been extremely well-received by the general population because of their application to all walks of life.

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

Admiral Smith lives with his wife Kathy in Pasadena, California.  He has three sons, two of whom served as Navy SEALS.  He also served as keynote speaker at EP’s World Congress & Exposition on Disabilities in September 2001 in Atlanta, Georgia.

John F. Crowley – Director

John F. Crowley, age 36, a dynamic biopharmaceutical executive and entrepreneur, has an impressive track record in the development and management of small and large companies.  He is the former CEO of one of biotechnology’s leading success stories of the last several years Novazyme Pharmaceuticals.  Growing Novazyme from five-person start-up company to 120-person leading biotechnology R&D company, he helped raise $27 million in venture capital – culminating in the sale of Novazyme to Genzyme for a total purchase price of $225 million in just eighteen months from company inception.  Featured on cover of The Wall Street Journal

(July 31, 2001:  “When Drug Research is Personal”), on The Today Show (November 2, 2001), as well as the subject of a Harvard Business School case study now taught at HBS in the second year “Innovating Health Care” course (A Father’s Love: Novazyme Pharmaceuticals, published October 22, 2002).  Mr. Crowley was again featured on the front page of the Wall Street Journal on August 26, 2003 a copy of which is attached.

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

He holds a Masters in Business Administration from Harvard University Graduate School (1996-1997), where he was elected by Classmates to deliver Class Commencement Address. He received his Juris Doctor from the University Of Notre Dame Law School (1989-1992), with Graduation Awards for Outstanding Achievement in the Art of Oral Advocacy and for Excellence in Legal Writing. Previously, he graduated with a Bachelor of Science in Foreign Service from Georgetown University.  Mr. Crowley was nominated to the United States Naval Academy in Annapolis, Maryland by both Senator Bill Bradley and Congresswoman Marge Roukema (N.J.). There he completed three semesters of study. He earned Commandant’s List honors and was ranked 2/36 Midshipman in his Plebe year (freshman).

John Crowley is also founder of The Children’s Pompe Foundation, a 501(c)(3) charitable organization dedicated to “driving science toward a cure for Pompe’s Disease.”

David Hirsch, MD – Director

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

Mr. Gregg LaPointe – Director

Gregg Lapointe has spent his entire professional career in operations and financial management.  He holds an MBA from the Fuqua School of Business at Duke University with undergraduate degrees from McGill University and Concordia University, both in Montreal, Canada.

He is a chartered accountant (Canada) as well as being a Certified Public Accountant (Illinois).

He has held positions of VP Finance leading to the position of Chief Operating Officer at Sigma Tau Pharmaceuticals, Inc. in Gaithersburg, Maryland during the period 2001 to 2003.

He is the chairman of the audit committee for the Board of Directors.

Edward McCabe – Director

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

Robert Salluzzo, CPA– COO/CFO

Mr. Salluzzo, age 57, began his professional career with Price Waterhouse & Co. in 1969, specializing in all areas of taxation relevant to multinational corporations, high net worth individuals and various charitable and personal benefit trusts. In 1976 he established his own accounting firm focusing on the needs of emerging businesses. In this capacity, he was involved in the structuring of multi-million dollar asset based credit facilities as well as integrating funding from economic development agencies into capital formation plans for development stage companies.

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

Mr. Salluzzo is a graduate of St. Bonaventure University and is an honorably discharged Army officer having served in the US Army Field Artillery.

Other

There are no family relationships among any of the directors or officers of the Company.

None of the foregoing Directors or Executive Officers has, during the past five years:

(a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(d) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Audit Committee and Audit Committee Financial Expert

The Company has established an audit committee of the Board of Directors comprised of Mr. Gregg LaPointe and Mr. Donald Chadwick.  The Board has determined that Mr. Gregg LaPointe, who is an “independent” director, (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under Exchange Act) meets all of the criteria required of an audit committee expert.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the prior fiscal years ended December 31, 2004, 2003, and 2002 for the chief executive officer during the last completed fiscal year.  No other executive officers received more that $100,000.

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

Information regarding the Company’s options and warrants for December 31, 2004 and 2003 is as follows:

	December 31, 2004 Shares	Weighted Average Exercise Price	December 31, 2003 Shares	Weighted Average Exercise Price

Options and warrants outstanding, Beginning of period	None	$ -	14,395	$34.22
Options and warrants exercised			(14,395)	$34.22
Options and warrants granted	-	-	-	-
Options and warrants cancelled	-	-	-	-
Options and warrants outstanding, end of period	None	$ -	None	$ -
Options and warrants price range, end of period	N/A	N/A	N/A	N/A
Fair value of options and warrants granted during the year	None		None

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the record and beneficial ownership of Company common stock, by each executive officer and director as a group as well as for any person or group who is known to be the beneficial owners of more than five per cent (5%) of the commons shares of the Company as of December 31, 2004:

Name	Office	Number of Shares	Percentage
Joseph M. Valenzano Jr.	CEO and Director	4,371,048	18.90%*
Robert J. Salluzzo	Chief Operating Officer (COO) / Chief Financial Officer (CFO)	717,566	3.10%*
Donald Chadwick as Managing Partner or Director **	Secretary, Treasurer And Director	364,736	1.58%*
Sigma Tau Pharmaceuticals	None	2,206,615	9.54%*
Officers and Directors as a Group		5,453,350	24.64%*

*     Based on 22,132,818 shares outstanding as of December 31, 2004.

**   Mr. Chadwick owns 143,982 shares directly and is the general partner of Cardinal

                     Equity Associates LP which owns 220,754.

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

(b) Reports on Form 8-K

1.

     Current Report on Form 8-K dated and filed December 29, 2004, reporting an item

                   7. 01 - Regulation FD Disclosure.

2.

     Current Report on Form 8-K,dated September 27, 2004 and filed October 1, 2004,

                   reporting an item 7. 01 - Regulation FD Disclosure.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

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

2003 Audit fees - $51,247

2004 Audit fees - $37,837

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

NONE

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

/s/ Robert J. Salluzzo Robert J. Salluzzo, Chief Operating (and Financial) Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ Donald S. Chadwick Donald S. Chadwick, Director

/s/ Edward McCabe Edward McCabe, Director

/s/ Gregg LaPointe Gregg LaPointe, Director

Dated:	April 13, 2005

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

(32.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906

           Of The Sarbanes-Oxley Act Of 2002

(99.3)  Corporate Code of Ethics and Conduct

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's quarterly reports on Form 10-QSB for the periods ended March 31, 2004,

       June 30, 2004 and September 30, 2004.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Securities

       Exchange Act since the Company's fiscal year ended December 31, 2003.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index

Page
Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheet December 31, 2004	F3 - F4
Consolidated Statements of Operations, for the Years Ended December 31, 2004 and 2003	F5
Consolidated Statements of Stockholders' Deficiency, for the Years Ended December 31, 2004 and 2003	F6
Consolidated Statements of Cash Flows, for the Years Ended December 31, 2004 and 2003	F7 - F8
Notes to Consolidated Financial Statements	F9 - F27

Two Industrial Way West, Eatontown, NJ  07724  (732) 544-8111  Fax (732) 544-8788  E-Mail: tax@wgpc.net

              Wiener, Goodman

& Company, P.C.

Certified Public Accountants

            & Consultants

Joel Wiener, CPA

Gerald Goodman, CPA

Memberships

    SEC Practice Section of AICPA

    PCPS of AICPA

    American Institute of CPA

    New Jersey Society of CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EP Global Communications, Inc.

We have audited the accompanying consolidated balance sheets of EP Global Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EP Global Communications, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

WIENER, GOODMAN & COMPANY, P.C.

Eatontown, New Jersey

February 24, 2005

EP Global Communications, Inc. And Subsidiaries

Consolidated Balance Sheet

ASSETS

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2004
Current Liabilities:	
Current portion of long term debt	$ 126,587
Short-term debt	522,072
Current portion of capitalized lease obligations	12,062
Accounts payable	563,135
Accrued expenses	106,124
Due to shareholder	33,929
Deferred subscriptions and other revenues	539,076
Total Current Liabilities	1,902,985
Long-Term Liabilities:	
Long-term debt	611,571
Deferred subscriptions and other revenues	246,706
Capitalized lease obligations	28,159
Total Long-Term Liabilities	886,436
Total Liabilities	2,789,421
Commitments and contingencies	
Minority intersests of consolidated subsidiary	7,563
Stockholders' Deficiency:	
Preferred stock:	
Series A, $.01 par value; authorized 5,000,000 shares; outstanding 3,333 shares	33
Series B, $1.00 par value; authorized 5,000,000 shares; outstanding 309 shares	309
Common stock, $.0001 par value; authorized 60,000,000 shares; outstanding 22,132,818 shares	2,213
Additional paid in capital	2,151,348
Deficit	(4,250,196)
Total Stockholders' Deficiency	(2,096,293)
Total Liabilities and Stockholders' Deficiency	$ 700,691

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Statements Of Operations

Years Ended December 31, 2004	2003
Net Sales	$ 2,581,685	$ 3,247,943
Cost of goods sold	1,244,268	1,336,268
Gross profit	1,337,417	1,911,675
Selling, general and administrative expenses	2,229,982	1,839,259
Income (loss) from operations	(894,231)	72,416
Other Income (expense):		
Gain on the sale of interest in Limited Liability Company	210,000	-
Interest expense	(64,329)	(43,704)
Other income and expenses, net	145,671	(43,704)
Earnings (loss) before provision for income tax	(748,560)	28,712
Income tax provision	-	-
Earnings (loss) before minority interests	(748,560)	28,712
Minority Interest in income of consolidated subsidiary	7,563	-
Net earnings (loss)	$ (740,997)	$ 28,712
Earnings (loss) per common share - basic	$ (0.04)	$ 0.01
Earnings (loss) per common share - diluted	$ (0.04)	$ 0.01
Weighted average common shares outstanding - basic	20,708,366	1,947,919
Weighted average common shares outstanding - diluted	20,708,366	2,692,705

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Statement of Stockholders Deficiency

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows - Continued

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2004

1.

      Description Of Business And Summary Of Significant Accounting Policies

Basis of Presentation

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

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiaries (“EP” or the “Company”), operates its business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).  EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the information needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 1,000 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables.

The Company's cash and cash equivalents are concentrated primarily in two banks in the United States.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company's financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

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

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  Allowances for doubtful accounts on accounts receivable balances was approximately $41,000 at December 31, 2004.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

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

Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years.  Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

Stock-Option Plan

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board (“ABP”) Opinion No.  25 “Accounting for Stock Issued to Employees”.  APB No.  25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.  The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 “Accounting for Stock-Based Compensation.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.  123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.   The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002.  The Company grants stock options with exercise prices at fair market value at the date of grant.  The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 31, 2005.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS 123R beginning in the Company's first fiscal quarter of 2006.  The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123).  Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

No options or warrants were granted during the year ended December 31, 2004.

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

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.  ” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.   Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating year ended December 31, 2004 diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted earnings per share relate to stock options, warrants and convertible preferred stock which, if exercised, would have a dilutive effect on earnings per share.

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

* Preferred stock convertible into 719,801 shares of common stock was not included in the foregoing computation for 2004 because they were antidilutive.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses and notes payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the reward.  The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  SFAS No. 123(R) is effective as to the Company as of the beginning of the first interim period that begins after December 15, 2005.  The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption.  The adoption of SFAS 123(R) is not expected to have a material effect on the Company's reported results of operations.

In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets".  SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November, 2004 the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 "Inventory Costs".  SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132(R), “Employer’s Disclosure about Pensions and Other Postretirement Benefits" (revised).  SFAS No. 132(R) retains disclosure requirements of the original SFAS No. 132(R) and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost.  SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.  Interim period disclosures are effective for interim periods beginning after December 15, 2003.  The adoption of SFAS No. 132(R) did not have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company’s financial position.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities."  In December 2003, the FASB issued FIN No. 46(R) (revised) to address certain FIN No. 46 implementation issues.  This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE.  FIN No. 46(R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003.  For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003.  The adoption of FIN No. 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.  FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN No. 45 on January 1, 2003.  The adoption of FIN No. 45 did not have a material impact on the Company's results of operations or financial position.

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

As provided for in the share acquisition agreement, the stockholders of EParent received 190 shares of East Coast common stock in exchange for each share of EParent common stock they held.   A total of 13,010,984 shares of East Coast were issued to EParent stockholders in connection with  the share acquisition exchange.   Immediately following the share acquisition exchange, East Coast had a total of 20,326,818 shares of common stock issued and outstanding excluding shares issuable upon conversion of Eparent's Series A and Series B Preferred Stock.

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

The name of the new parent company was changed to EP Global Communications, Inc.   Assuming the EParent stockholders owning all of the 3,642 EParent Series A and Series B preferred shares first convert them to EParent common shares and then exchange their common shares for 630,066 East Coast common shares, the EParent stockholders will then own approximately 65% of East Coast's outstanding common stock.  While the former stockholders now own more than a majority of the issued and outstanding shares of East Coast, no individual stockholder holds enough shares to assert control over East Coast and neither East Coast or EParent is aware of any group of stockholders that is acting together in order to assert control over East Coast.

3.

      Property And Equipment

Property and equipment at December 31, 2004 consists of the following:

Depreciation expense for the years ended December 31, 2004 and 2003 was $21,675 and $15,990, respectively.

4.

      Accrued Expenses

Accrued expenses at December 31, 2004 consist of the following:

5.

      Debt

Long Term Debt

Long-term debt at December 31, 2004 consists of the following:

(1)

        This note is subordinated to Provident Bank’s working capital line of credit.

(2)

              A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.

The following are maturities of long-term debt:

Short-term debt

Short-term bank obligations at December 31, 2004, consists of the following:

(3)

The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.   The line of credit is expected to be continued subject to payments of $75,000 in both March and April 2005.

6.

      Capital Lease Obligation

The Company is the lessee of equipment under one capitalized lease expiring December 2008.  Future minimum lease payments under the lease are as follows:

7.

      Related Party Transactions

Note payable to officer/stockholder at December 31, 2004 consists of the following:

See Note 9 of the Notes to Consolidated Financial Statements for other related party transactions

8.

      Income Taxes

The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used by the Company in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

During the year ended December 31, 2004, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards of approximately $2,040,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2017.

There is no provision for income taxes for the years ended December 31, 2004 and 2003 as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

The provision for income taxes on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

See Note 2 regarding the Company's business combination pursuant to a share acquisition agreement.  The business combination was a tax-free merger pursuant to Internal Revenue Code Section 368. Accordingly, in connection with this merger, the Company's ultimate recognition of its NOL became subject to Internal Revenue Code Section 382.

The general tax principle underlying Code Section 382 is that losses incurred by a corporation may be utilized by offsetting income it later generates, as long as its separate existence and the identity of its major shareholders are basically unchanged. However, significant limitations to the use of the Company's NOL may apply if there is an ownership change.  The testing period is defined as the three-year period ending on the day of any shift involving a five-percent shareholder or the equity structure.

While the Company does not believe the ultimate realization of its NOL carryforward will be impacted by the merger, it can give no assurance that limitations that may exist under the prevailing, or future, Code Section 382 will not apply.

9.

      Stock Issued for Services

For the year ended December 31, 2004, the Company issued 1,806,000 shares of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $16,254.  Of the amounts 800,000 shares ($7,200) were issued to officers of the Company (a related party transaction).  The Company accounts for the services using the fair market value of the services rendered.

10.

      Stockholders' Deficiency

Common Stock

The Company is authorized to issue 60,000,000 shares of $.001 par value common stock.  All the outstanding Common Stock is fully paid and non-assessable.

Preferred Stock – Series A

The Company is authorized to issue 5,000,000 shares of $ .01 par value Preferred Stock – Series A.  All the outstanding Preferred Stock is fully paid and non-assessable. Each share of the Preferred Stock is convertible, at the option of the holder at any time, into 190 shares of the Company’s Common Stock.  The holders of Series A preferred Stock  have the following rights.

Dividends:

If any dividend is declared on the Company’s Common Stock in any fiscal year, the holders of the Series A Preferred Stock first shall be entitled to receive a dividend of $200 per share in preference to the payment of any dividends on the Company’s  Common Stock.

Liquidation Preference

In the event of any liquidation or winding up of the Company, if the funds available for liquidation are less than $4,000,000 the holders of the Series A Preferred Stock shall be entitled to receive in full, prior to any other distribution made on the Company’s Common Stock, cash dividends in an amount of $25.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), on an equal basis with any distribution to be made to the holders of the Series B Preferred Stock.

After this preferred amount, if any, has been paid in full, any of the Company’s remaining funds and assets legally available for distribution to shareholders will be distributed on an as-converted basis to the holders of the shares of Series A and Series B Preferred Stock and our Common Stock.  If the funds available for distribution to stockholders on liquidation is greater than $4,000,000, then such funds will be distributed to the holders of the Series A Preferred Stock and Series B Preferred Stock (on a pro rata basis based on the number of shares of common stock into which all such shares of preferred stock are convertible) and the holders of the Company’s Common Stock.

Redemption

Upon the sale by the Company of its capital stock which results in 51% of capital stock being held by persons other than those who held its capital stock on September 30, 1995 then the Company must offer to redeem the Series A Preferred Stock at a price equal to two times the conversion price of the Series A Preferred Stock (currently $25 per share).  Notwithstanding the foregoing, if the Company does not have sufficient funds to redeem the Series A Preferred Stock without causing a material adverse effect on the Company’s  ability to carry out its business, only the funds that are available that will not cause such material adverse effect shall be used to redeem the Series A Preferred Stock.  This redemption requirement will continue until such time as all of the shares of Series A Preferred Stock have been redeemed.

Conversion

Each Share of Series A Preferred Stock is convertible into 190 shares of Common Stock (subject to adjustment) at any time at the option of the holder.  The Preferred Stock automatically converts into the Company’s Common Stock upon the consummation of a public offering by the Company with aggregate proceeds or fair market value in excess of $4,000,000.  All rights incident to a share of Series A Preferred Stock will terminate automatically upon any conversion of such shares into Common Stock.  The Conversion Rate will be subject to appropriate adjustment upon any stock split, reverse stock split or stock dividend or similar transaction.

Anti-dilution Adjustments:

The Series A Preferred Stock  provides for proportional adjustments to the conversion rate for stock splits, dividends, recapitalizations and similar transactions.

Voting Rights

Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company’s shareholders for a vote or consent.  Each Share of Series A Preferred Stock has voting rights equal to the number of shares of Common Stock  into which it converts (presently 190 for 1).  Except when a separate class vote is required by law, the Series A Preferred Stock will vote with the Common Stock as a single class.

Preferred Stock – Series B

The Company is authorized to issue 5,000,000 shares of $1.00 par value cumulative Preferred Stock – Series B.  All the outstanding Preferred Stock is fully paid and non-assessable. Each share of the Preferred Stock is convertible, at the option of the holder at any time, into 277 shares of the Company’s Common Stock..  Holders of the Series B Preferred Stock are entitled to 10% cumulative dividend if declared by the Board of Directors. This class of stock holds liquidation preferences and is redeemable in December 2005 for face value plus accrued dividends.

Dividends:

The holders of the Series B Preferred Stock shall be entitled to cumulative dividends of 10% per share prior to the Company paying any dividends on the Series A Preferred Stock or its Common Stock.

Liquidation Preference

In the event of any liquidation or winding up of the Company, if the funds available for liquidation are less than $4,000,000 the holders of the Series B Preferred Stock shall be entitled to receive in full, prior to any other distribution made on the Company’s Common Stock, cash dividends in an amount of $61.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), plus all accumulated and unpaid dividends, on an equal basis with any distribution to be made to the holders of the Series B Preferred Stock.

After this preferred amount has been paid in full, any of the Company’s remaining funds and assets legally available for distribution to shareholders will be distributed on an as-converted basis to the holders of the shares of Series A and Series B Preferred Stock and our Common Stock.

If the funds available for distribution to stockholders on liquidation is greater than $4,000,000, then such funds will be distributed to the holders of the Series A Preferred Stock and Series B Preferred Stock (on a pro rata basis based on the number of shares of common stock into which all such shares of preferred stock are convertible) and the holders of Company’s Common Stock on a pro rata basis.

Redemption

Upon the sale by the Company of its capital stock which results in 51% of capital stock being held by persons other than those who held its capital stock on September 30, 1995 then the Company must redeem the Series A Preferred Stock at a price equal to two times the conversion price of the Series A Preferred Stock (currently $61 per share).  In addition, the Series B Preferred Stock is redeemable by the Company in December 2005 for its issue price of $61 per share plus accrued dividends.  Notwithstanding the foregoing, if the Company does not have sufficient funds to redeem the Series B Preferred Stock without causing a material adverse effect on the Company’s ability to carry out its business, only the funds that are available that will not cause such material adverse effect shall be used to redeem the Series B Preferred Stock.  This redemption requirement will continue until such time as all of the shares of Series B Preferred Stock have been redeemed.

Conversion

Each share of Series B Preferred Stock is convertible into 277 shares of Common Stock (subject to adjustment) at any time at the option of the holder.  The Series B Preferred Stock automatically converts into the Company’s Common Stock upon the consummation of a public offering by the Company with aggregate proceeds or fair market value in excess of $4,000,000.  All rights incident to a share of Series B Preferred Stock will terminate automatically upon any conversion of such shares into Common Stock.  The Conversion Rate will be subject to appropriate adjustment upon any stock split, reverse stock split or stock dividend or similar transaction.

Anti-dilution Adjustments:

The Series B Preferred Stock  provides for proportional adjustments to the conversion rate for stock splits, dividends, recapitalizations and similar transactions.

Voting Rights

Holders of the Series B Preferred Stock are entitled to vote on all matters submitted to the Company’s shareholders for a vote or consent.  Each Share of Series B Preferred Stock has voting rights equal to the number of shares of Common Stock  into which it converts (presently 277 for 1).  Except when a separate class vote is required by law, the Series B Preferred Stock will vote with the Common Stock as a single class.

11.

      Sale Of Interest In LLC

EP Global, during September 2004, entered into a joint venture with the InforMedx Group, LLC, (“InforMedx”) a  subsidiary of the Conemaugh Health System of Johnstown, Pennsylvania, to promote on line educational seminars, using a web based medium presenting topics that relate to the care of special needs individuals.  The content of the seminars is medically based in most instances.  The intended audiences are professional, and aligned and family caregivers of special needs individuals.

To implement the joint venture, EP has established a limited liability company, EP Educational Network LLC, (“Network”) and InforMedx has agreed to pay $210,000 for a one half interest in this newly established entity.  Of this amount $100,000 was received in September 2004 with the balance due September 2005.  The balance of $110,000 receivable is included on the consolidated balance sheet as other amounts receivable.

All content used is to remain the property of EP with any jointly developed content being the property of seminars with each of the parties able to utilize the content in any manner so long as that use is not disruptive to the purpose, intent or in conflict with the business activities of seminars.  Profits are to allocated based on the ownership ratio.

EP has recognized the gain on the sale of the 50% interest in the limited liability company in the statement of operations for the year ended December 31, 2004.

12.

      Minority Interests

Minority interests consist of a fifty percent (50%) ownership interest in InforMedx Group, LLC, (see Note 11).  The income from the operation of the entity and its respective minority interests have been reflected in the Company’s statement of operations for the year ended 2004.  The amount on the Company’s balance sheet represents the minority interests at December 31, 2004

13.

      Commitments and Contingencies

Operating Leases

The Company has operating leases for office space expiring in 2006  and office equipment expiring in 2008.   Total operating lease expense amounted to $111,988 and $102,035 in 2004 and 2003, respectively.  Subsequent lease payments are as follows:

Legal Proceedings

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April 1998.  The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651.  It is the opinion of the Company’s attorneys that the Company will not be liable for the payments and that the amount of damages being sought as compensation to the Company far exceeds the contract balance.