Form 10QSB
period 2005-03-31
EP GLOBAL COMMUNICATIONS INC
filed 2005-05-12
CIK 1113947

FORM 10-QSB SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________ Commission File Number 000-30797 EP GLOBAL COMMUNICATIONS, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	14-1818396 (I.R.S. Employer Identification No.)

C/O Exceptional Parent, 551 Main Street, Johnstown, PA  15901

(Address of principal executive offices)

(814) 361-3860

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 2005 there were 23,132,818 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1.	Financial Statements	2
	Balance Sheet as of March 31, 2005 (Unaudited)	3 - 4
	Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	5
	Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	6 – 7
	Notes to Financial Statements (unaudited)	8 – 16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 19
Item 3.	Controls and Procedures	19

Part II. Other Information

PART I.

     Financial Information

Item 1.   Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2005
Current Liabilities:		
Current portion of long term debt	$	150,110
Short-term debt		556,548
Current portion of capitalized lease obligations		12,406
Accounts payable		470,670
Accrued expenses		102,624
Due to shareholder		122,929
Deferred subscriptions and other revenues		293,272
Total Current Liabilities		1,708,559
Long-Term Liabilities:		
Long-term debt		761,589
Deferred subscriptions and other revenues		221,197
Capitalized lease obligations		24,932
Total Long-Term Liabilities		1,007,718
Total Liabilities		2,716,277
Minority interests of consolidated subsidiary		11,478
Stockholders' Deficiency:		
Preferred stock:		
Series A, $.01 par value; authorized 5,000,000 shares; outstanding 3,333 shares		33
Series B, $1.00 par value; authorized 5,000,000 shares; outstanding 309 shares		309
Common stock, $.0001 par value; authorized 60,000,000 shares; outstanding 23,132,818 shares		2,313
Additional paid in capital		2,160,248
Deficit		(4,195,557)
Total Stockholders' Deficiency		(2,032,654)
Total Liabilities and Stockholders' Deficiency	$	695,103

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

Seenotes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description Of Business And Summary Of Significant Accounting Policies

The consolidated balance sheet as of March 31, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by EP Global Communications, Inc. (the "Company" or "EP") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X and are unaudited.

These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods.

Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2005 (the "2004 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority - owned subsidiary and joint venture.  The consolidated statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "Minority interests in consolidated subsidiares".  All intercompany transactions and balances have been eliminated.

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

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  Allowances for doubtful accounts on accounts receivable balances was approximately $41,000 at March 31, 2005.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123).  There were no awards or outstanding options or warrants in the three months ended March 31, 2005 or 2004; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.   Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating the three months ended March 31, 2005 diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted earnings per share relate to stock options, warrants and convertible preferred stock which, if exercised, would have a dilutive effect on earnings per share.

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

Three Months Ended
March 31,
	2005	2004

Weighted average shares outstanding - basic	23,132,818	20,279,710

Dilutive impact of options, warrants and Convertible prefered stock outstanding*	719,801	-

Weighted average shares outstanding – diluted	23,852,619	20,279,710

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

2.

Property And Equipment

Property and equipment consists of the following:

Furniture and Fixtures	$ 389,243
Less: Accumulated Depreciation	(228,610)
$ 160,633

Depreciation expense for the three months ended March 31, 2005 and 2004 was $13,530 and $5,535,  respectively.

3.

Accrued Expenses

Accrued expenses consists of the following:

Commissions	$ 23,691
Professional fees	51,325
Interest	7,772
Corporate expenses	17,832
Taxes payable	1,500
$ 102,120

4.

Debt

Long Term Debt

Long-term debt at March 31, 2005 consists of the following:

Notes payable to Cardinal Debt Associates, L.P., interest at 8%, due December 2008. The note is secured by a second position on the Company's accounts receivable and other assets.  Interest only payments of $1,457 per month during 2005 and principal and interest payments of $6,847 per month thereafter. (1)

$ 256,000

Note payable to Cardinal Debt Associates, L.P. Interest at 7% due December 2008. The note is secured by 200,000 shares of Deer Park Technologies, Inc. common stock. Interest only payments of $583 per month during 2005 and principal and interest payments of $1,980 per month thereafter. (2)	100,000

Note payable to the City of Johnstown. Interest at 3%, due November 2011. Principal and interest payments of $1,321 per month.	95,699

Note payable to First Commonweath Bank. Interest at 6.25% due September 17, 2005. Interest only payment of $504 per month.	110,000

Amount payable to vendor under an extension of credit up to $350,000. Interest at 6%, due December 2008. Interest only payments of $1,366 per month during 2005 and principal and interest payments of $5,282 per month thereafter.	350,000

911,699
Less: Current Portion	(150,110)
$ 761,589

(1)

This note is subordinated to Provident Bank’s working capital line of credit.

(2)

A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.

Short-term debt

Short-term bank obligations at March 31, 2005, consists of the following:

Secured line of credit with Provident Bank in the amount of $500,000, interest at 1% over bank’s prime lending rate (6.25% at March 31,2005). (1) (3)	$ 493,656
Note payable on demand to a private individual in the amount of $35,000, interest at 6%.	35,000
Unsecured line of credit with MBNA in the amount of $30,000, interest at 21.25% at March 31, 2005.	27,892
$ 556,548

(3)

The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.

This line of credit was extended on April 30, 2005 for 18 months.  The terms are:

-

Interest-only payments are to be made for four months; and

-

Subsequently, payments of $5,000 plus interest are to be made monthly.

Interest expense for the three months ended March 31, 2005 and 2004 was $ 13,339 and $ 13,269, respectively.

5.

Common Stock

On January 2, 2005, the Company issued 1,000,000 shares of its common stock to five individuals for professional services that were valued, in the aggregate, at $9,000.

6.

Related Party Transactions

Note payable to officers and stockholders at March 31, 2005 consists of the following:

Note payable to Officers, due on demand, interest at 6%	$122,929

Interest expense for the three months ended March 31, 2005 and 2004 in connection with these notes was approximately $400 and $55, respectively.

7.

Subsequent Events

On April 30, 2005, the Company extended its line of credit with a lending institution.  The terms are include interest-only payments to be made for four months followed by monthly principal payments of $5,000 plus interest.

Had the extension of the line of credit occurred as of the balance sheet date, approximately $458,700 of short-term debt would have been classified as long-term debt.

Item 2.  Management's Discussion and Analysis  of Financial Condition and Results of Operations

In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to EP Global Communications, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-QSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB.

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

Liquidity

The Company experienced an improvement in its working capital ratios for the first quarter of 2005 as compared to the year end 2004. This in part was due to the effect of the conversion of approximately $600,000 in short term debt to long term debt at December 31, 2004. Liquidity was further improved as a result of the profit recorded for the three months ended March 31, 2005.

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Sales

For the three months ended March 31, 2005 the Company recorded sales of approximately $951,000 compared to approximately $800,000 for the same period in 2004. The net increase in sales of $151,000 is the result of increased revenue from three primary special projects (income categories, on line seminars, the Company’s Disability Awareness Night program) as well as from the sale of pocket resource guides. Overall these three categories accounted for $260,000 of sales in the first quarter of 2005 as compared to combined sales of $101,000 from these same categories in the same period in 2004.  Page advertising revenues also increased by approximately $38,000 but was offset by declines in subscription revenues and EP Library sales.

Cost of Goods Sold

Cost of goods sold declined approximately $40,000 as compared to 2004 primarily due to the cost cutting effected in April of 2004 and a reduced the number of complimentary or controlled issues printed that were not paid for by approximately 10,000 – 15,000 copies per month.  The impact has been a reduction in the cost of goods sold, as a percent of sales, from 48.9% to 36.5%.

Selling, General and Administrative Expense

Management has been able to maintain parity with 2004 as it relates to total expenditures for Selling, and General and Administrative expense while expending for needed infrastructure such as staff increases for critical line positions in addition to a conversion to a new information processing system that includes an enterprise wide CRM program for sales management and oversight. Cost containment in many areas allowed for the redeployment of administrative dollars to system  improvement and key staffing increases. It should also be noted that through a corporate personnel realignment in April 2005 EP expects to benefit from further annual cost reductions in selling, general and administrative expenses of an estimated $225,000.

Interest

Interest expense has increased in the first quarter of 2005 compared to 2004 because of the larger amount of debt.  Interest rates in effect between the two periods are comparable.

Taxes

The Company reflected no provision for income taxes in the first quarter of 2005 because of the availability of a significant net operating loss carryforward to offset any taxable income.

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

Part II – Other Information

Item 1.  Legal Proceedings

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company as of April, 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. It is the opinion of the Company’s attorneys that the Company will not be liable for the payments and that the amount of damages being sought as compensation to the Company far exceeds the contract balance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2005, the Company issued 1,000,000 shares of its common stock for professional services.

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

Current Reports on Form 8-K:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this  report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP GLOBAL COMMUNICATIONS, INC.
(Registrant)
By:	/s/ Joseph M. Valenzano, Jr.
Joseph M. Valenzano, Jr., President and Chief Executive Officer

/s/ Robert J. Salluzzo
Robert J. Salluzzo Chief Operating and Financial Officer

Dated: May 13, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.