Form 10KSB/A
period 2004-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2005-08-09
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Explanatory Note:

This Form 10-KSB/A is being filed to amend the EP Global Communicantions, Inc. (“Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004. The amendment arose out of a letter of comment dated July 26, 2005 received from the staff of the Securities and Exchange Commission.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to meet the staff’s comments.  This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 13, 2005. The following items have been amended as a result of the restatement:

1.

Item 1 - to include disclosure to discuss the potential consequences to the Company if it is unable to successfully complete a private placement memorandum to raise up to $2 million, and

2.

Item 6 - to amend the description of cost of sales and income from operations for a change in the presentation of these items in the consolidated statements of operations

3.

Item 7 -  to revise the Company’s consolidated financial statements, as discussed in Note 14 (“Restatement”) to correct an error in reporting the Company's sale of an interest in InforMedx, LLC.

In addition, this amendment contains currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

In March 2005 the Company initiated a private placement memorandum to raise up to $2,000,000 through the issuance of a 6% convertible debenture (conversion at $0.50 per share into the common stock of the Company). The primary use of proceeds from this private placement is intended to fund the Company’s expansion strategy that includes certain acquisitions in addition to paying down existing debt. Were the Company, for any reason, to be unable to raise the entire $2,000,000 contemplated, or any portion thereof, it would reduce proportionately its acquisition plans to reflect the actual level of funding achieved while attempting to also pay down debt in a manner that is also proportionate to the actual level of funding achieved.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cost of Sales and Income From Operations

Income from operations in 2004 approximated 52% as compared to 59% for the year ended December 31, 2003, reflecting the result of a 21% decrease in sales together with cost of sales  comprising 53% in fixed costs.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

No change

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

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ Donald S. Chadwick Donald S. Chadwick, Director

/s/ William Bleil William Bleil, Director

/s/ Raymond Smith Raymond Smith, Director

Dated:	August 9, 2005

EXHIBIT INDEX

(31.1) Rule 13a-14(A) Certification Of Chief Executive Officer

(31.2) Rule 13a-14(A) Certification Of Chief Financial Officer

(32.1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906

           Of The Sarbanes-Oxley Act Of 2002

(32.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906

           Of The Sarbanes-Oxley Act Of 2002

Financial Statements:

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index

Page
Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheet December 31, 2004	F3 - F4
Consolidated Statements of Operations, for the Years Ended December 31, 2004 and 2003	F5
Consolidated Statements of Stockholders' Deficiency, for the Years Ended December 31, 2004 and 2003	F6
Consolidated Statements of Cash Flows, for the Years Ended December 31, 2004 and 2003	F7 - F8
Notes to Consolidated Financial Statements	F9 - F30

Two Industrial Way West, Eatontown, NJ  07724  (732) 544-8111  Fax (732) 544-8788  E-Mail: tax@wgpc.net

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

As discussed in Note 14 (“Restatement”) to the consolidated financial statements, an error in reporting the Company's sale of an interest in InforMedx, LLC was discovered by management as a result of a regulatory review.  Accordingly, the consolidated financial statements have been re-stated to correct the error.

WIENER, GOODMAN & COMPANY, P.C.

Eatontown, New Jersey

February 24, 2005, except as to notes 11, 13, 14 and 15 for which the date is August 5, 2005

EP Global Communications, Inc. And Subsidiaries

Consolidated Balance Sheet

ASSETS

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2004
Current Liabilities:		
Current portion of long term debt	$	126,587
Short-term debt		522,072
Current portion of capitalized lease obligations		12,062
Accounts payable		563,135
Accrued expenses		113,687
Due to shareholder		33,929
Deferred subscriptions and other revenues		539,076
Total Current Liabilities		1,910,548
Long-Term Liabilities:		
Long-term debt		611,571
Deferred subscriptions and other revenues		246,706
Capitalized lease obligations		28,159
Total Long-Term Liabilities		886,436
Total Liabilities		2,796,984
Commitments and contingencies		
Minority intersests of consolidated subsidiary		107,563
Stockholders' Deficiency:		
Preferred stock:		
Series A, $.01 par value; authorized 5,000,000 shares; outstanding 3,333 shares		33
Series B, $1.00 par value; authorized 5,000,000 shares; outstanding 309 shares		309
Common stock, $.0001 par value; authorized 60,000,000 shares; outstanding 22,132,818 shares		2,213
Additional paid in capital		2,151,348
Deficit		(4,467,759)
Total Stockholders' Deficiency		(2,313,856)
Total Liabilities and Stockholders' Deficiency	$	590,691

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Statements Of Operations

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Statement of Stockholders Deficiency

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2/003.  The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company’s financial position.

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

During the year ended December 31, 2004, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards of approximately $2,250,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2017.

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

To implement the joint venture, EP has established a limited liability company, EP Educational Network LLC, (“Network”) and InforMedx agreed to pay $210,000 for a one half interest in this newly established entity.  Of this amount $100,000 was received in September 2004 with the balance due September 2005.

All content used is to remain the property of EP with any jointly developed content being the property of seminars with each of the parties able to utilize the content in any manner so long as that use is not disruptive to the purpose, intent or in conflict with the business activities of seminars.  Profits are to allocated based on the ownership ratio.

EP has recognized the transaction as an addition to minority interest.

In June of 2005, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx has agreed to return its one-half interest to the Company and be released from its obligation to pay the Company $110,000 in September 2005.

12.

      Minority Interests

Minority interests consist of a fifty percent (50%) ownership interest in EP Educational Network LLC, (see Note 11).  The income from the operation of the entity and its respective minority interests have been reflected in the Company’s statement of operations for the year ended 2004.  The amount on the Company’s balance sheet represents the minority interests at December 31, 2004

13.

      Commitments and Contingencies

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

On July 27, 2005, the Company received notice that an action has been commenced against the company alleging breach of contract and other causes of action seeking specific performance and other unspecified damages.  The Company is continuing its evaluation of the claim and believes it has meritorious defenses.  The Company intends to contest the claim vigorously.  While the claim is at an early stage, the Company does not believe that an adverse outcome  would materially affect its financial statements.

14.

      Restatement

On August 3, 2005, as a result of a routine regulatory review by the Securities and Exchange Commission, the Company’s board of directors concluded that the financial statements for the year ended December 31, 2004 as issued in the Registrant's annual report on Form 10K-SB required restatement because of an error in recognizing income associated with the formation of EP Educational Network LLC (see Note 11).  The error was corrected by recognizing funds received as additional minority interest.

The following table shows the effect of the restatement on the consolidated balance sheet as of December 31, 2004.

The following table shows the effect of the restatement on the consolidated statement of operations for the year ended December 31, 2004.  (The restatement had no effect on the consolidated statement of operations for any other period.)

The restatement had no substantive effect on the consolidated statement of changes in stockholders’ deficiency for the year ended December 31, 2004.  The restatement also had no substantive effect on the consolidated statement of changes in stockholders’ deficiency for the year ended December 31, 2003 except that the statement was retroactively restated for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer’s and acquirer’s stock with an offset to paid in capital.

The following table shows the effect of the restatement on the consolidated statement of cash flows for the year ended December 31, 2004. (The restatement had no effect on the consolidated statement of cash flows for any other period.)

15.

      Subsequent Events

In June of 2005, the minority interest in the consolidated financial statements informed the Company that it had reconsidered its continuing participation.  See Note 11.

As described in Note 13, on July 27, 2005, the Company received notice that an action has been commenced against the company alleging breach of contract and other causes of action seeking specific performance and other unspecified damages.