Form 10QSB
period 2005-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2005-08-17
CIK 1113947

FORM 10-QSB SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 OR

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

At August 16, 2005 there were 25,332,818 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1.	Financial Statements	2

	Balance Sheet as of June 30, 2005 (Unaudited)	3 - 4

	Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	6 – 7

	Notes to Financial Statements (unaudited)	8 – 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations \	18 – 20
Item 3.	Controls and Procedures	21

Part II. Other Information

PART I  -  Financial Information

Item 1.   Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2004.

The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2005
Current Liabilities:	
Current portion of long term debt	$ 182,542
Short-term debt	260,321
Current portion of capitalized lease obligations	12,759
Accounts payable	605,675
Accrued expenses	93,826
Due to shareholder	164,715
Deferred subscriptions and other revenues	161,460
Total Current Liabilities	1,481,298
Long-Term Liabilities:	
Long-term debt	1,210,810
Deferred subscriptions and other revenues	199,816
Capitalized lease obligations	21,601
Total Long-Term Liabilities	1,432,227
Total Liabilities	2,913,525
Commitments and contingencies	
Minority interests of consolidated subsidiary	11,478
Stockholders' Deficiency:	
Preferred stock:	
Series A, $.01 par value; authorized 5,000,000 shares; outstanding 3,333 shares	33
Series B, $1.00 par value; authorized 5,000,000 shares; outstanding 309 shares	309
Common stock, $.0001 par value; authorized 60,000,000 shares; outstanding 23,282,818 shares	2,328
Additional paid in capital	2,280,933
Deficit	(4,721,327)
Total Stockholders' Deficiency	(2,437,724)
Total Liabilities and Stockholders' Deficiency	$ 487,279

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended June 30,		Six Months Ended June 30,	
	2005	2004	2005	2004
Advertising revenue	$ 332,675	$ 481,934	$ 963,236	$ 1,088,005
Subscription revenue	45,029	85,721	103,323	175,566
Other revenue	118,920	224,170	421,240	328,985
	496,624	791,825	1,487,799	1,592,556
Cost of sales	257,025	368,583	618,294	760,092
Selling, general and administrative expenses	506,469	487,754	1,044,564	1,016,576
Operating Expenses	763,494	856,337	1,662,858	1,776,668
Income (loss) from operations	(266,870)	(64,512)	(175,059)	(184,112)
Other Income (expense):				
Depreciation and amortization	(13,530)	(4,380)	(27,060)	(9,915)
Interest expense	(31,725)	(15,148)	(47,534)	(28,417)
Other income and expenses, net	(45,255)	(19,528)	(74,594)	(38,332)
Earnings (loss) before provision for income tax	(312,125)	(84,040)	(249,653)	(222,444)
Income tax provision	-	-	-	-
Earnings (loss) before minority interests	(312,125)	(84,040)	(249,653)	(222,444)
Minority interest in income of consolidated subsidiary	-	-	(3,915)	-
Net earnings (loss)	$ (312,125)	$ (84,040)	$ (253,568)	$ (222,444)
Earnings (loss) per common share - basic	$ (0.01)	$ -	$ (0.01)	$ (0.01)
Earnings (loss) per common share - diluted	$ (0.01)	$ -	$ (0.01)	$ (0.01)
Weighted average common shares outstanding - basic	23,261,470	20,279,710	23,190,874	20,279,710
Weighted average common shares outstanding - diluted	23,282,818	20,279,710	23,190,874	20,279,710

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

Six Months Ended June 30, 2005	2004
Cash flows from financing activities:		
Proceeds from borrowings	487,859	
Payments on debt	(94,416)	(10,800)
Principal payments on capitalized lease obligation	(5,861)	(8,200)
Increase in minority interests	3,915	-
Proceeds from shareholder	138,286	-
Repayments to shareholder	(7,500)	-
Net cash flows provided by financing activities	522,283	(19,000)
Net decrease in cash	(20,373)	34,231
Cash - beginning of period	25,304	51,163
Cash - end of period	$ 4,931	$ 85,394
Cash paid during the period for:		
Interest	$ 11,905	$ 11,271
Taxes	$ -	$ -
Supplementary disclosure of non-cash investing and financing activities:		
Common stock issued for services	$ 9,000	$ -
Conversion of Minority Interest to permanent capital	$ 100,000	$ -

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description Of Business And Summary Of Significant Accounting Policies

The consolidated balance sheet as of June 30, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by EP Global Communications, Inc. (the "Company" or "EP") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X and are unaudited.

These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods.

Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2005 (the "2004 10-KSB") and the Company's Amended Form 10-KSB/A filed with the Securities and Exchange Commission on August 9, 2005 (the "2004 10-KSB/A"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiaries (“EP” or the “Company”), operates its business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).  EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the information needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continuing Medical Education Programs (“CME”); has its own library of over 1,500 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.  EP is also actively involved in the World Congress & Exposition on Disabilities (WCD) an international event which takes place once a year and has been in existence for six years.  EP is solely responsible for the educational content of this event which consists of over 100 CME and CEU accredited educational programs.

  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority - owned subsidiary and joint venture.  The consolidated statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "Minority interests in consolidated subsidiares".  All inter-company transactions and balances have been eliminated.

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

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  Allowances for doubtful accounts on accounts receivable balances was approximately $41,000 at June 30, 2005.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123).  There were no awards or outstanding options or warrants in the six months ended June 30, 2005 or 2004; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

The principal items giving rise to deferred taxes are certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefit of certain net operating loss carry-forward.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.   Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating the three and six months ended June 30, 2005 diluted loss per share, as inclusion of the incremental shares shown in this calculation would be anti-dilutive.  Potential common shares used in computing diluted earnings per share relate to stock options, warrants and convertible preferred stock which, if exercised, would have a dilutive effect on earnings per share.  Preferred stock convertible into 719,801 shares of common stock was not included in the foregoing computation for the three and six months ended June 30, 2005 because they were anti-dilutive.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses and notes payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

2.

Property And Equipment

Property and equipment consists of the following:

Furniture and Fixtures	$ 389,243
Less: Accumulated Depreciation	(242,140)
$ 147,103

Depreciation expense for the three months ended June 30, 2005 and 2004 was $13,530 and $4,379, respectively; and for the six months ended June 30, 2
005 and 2004 was $27,060 and $9,914 , respectively.

3.

Accrued Expenses

Accrued expenses consists of the following:

4.

Debt

Long Term Debt

Long-term debt at June 30, 2005 consists of the following:

  This note is subordinated to Provident Bank’s working capital line of credit.
  A shareholder of the Company collateralized the loan with shares of another public entity owned by the shareholder.
  The line of credit is secured by the Company’s accounts receivable, inventory and property and equipment.
  This line of credit was extended on April 30, 2005 for 18 months.
  The terms are:

-

Interest-only payments are to be made for four months;

-

Subsequently, payments of $5,000 plus interest are to be made monthly;

Short-term debt

Short-term bank obligations at June 30, 2005, consists of the following:

Note payable on demand to a private individual , interest at 6%.	$ 27,500
Note payable on demand to a private individual, interest at 6%. (5)	140,000
Note payable on demand to a private individual, interest at 6%.	25,000
Non interest bearing unsecured advance from an employee	39,901
Unsecured line of credit with MBNA in the amount of $30,000, interest at 21.25% at March 31, 2005.	27,920
$ 260,321

            5.  This note is secured by 2,000,000 shares of the Company’s common stock held in escrow (see Note 5).

Interest expense for the three months ended June 30, 2005 and 2004 was $13,339 and $12,999, respectively; and for the six months ended June 30, 2005 and 2004 was $43,785 and $24,638, respectively.

5.

Common Stock

On January 2, 2005, the Company issued 1,000,000 shares of its common stock to five individuals for professional services that were valued, in the aggregate, at $9,000.

On April 1, 2005, the Company issued 100,000 shares of its common stock to two individuals for professional services, that were valued, in the aggregate, at $16,200.

On May 9, 2005, the Company issued 50,000 shares of its common stock an individual for professional services, that were valued, in the aggregate, at $4,500.

Separately, on May 9, 2005, the Company issued 2,000,000 shares of its common stock to be held in escrow as security for a borrowing from an individual (see Note 4).  These shares are treated is issued, but not currently outstanding for purposes of computing basic and diluted loss per share.

6.

Related Party Transactions

Amounts payable to officers and stockholders at June 30, 2005 consists of the following:

Note payable to Chief Executive Officer, due on demand, interest at 6%	$ 120,500
Amount payable to Chief Operating Officer, due on demand, interest at 6%	17,429
Unsecured non-interest bearing compensation deferrals payable to Chief Executive Officer	13,334
Unsecured non-interest bearing compensation deferrals payable to Chief Operating Officer	13,452

$ 164,715

Interest expense for the three months ended June 30, 2005 and 2004 was $1,960 and $240, respectively; and for the six months ended June 30, 2005 and 2004 was $2,360 and $295 , respectively.

7.

Withdrawl of LLC member

EP Global, during September 2004, entered into a joint venture with the InforMedx Group, LLC, (“InforMedx”) a subsidiary of the Conemaugh Health System of Johnstown, Pennsylvania (“Conemaugh”), to promote on line educational seminars, using a web based medium presenting topics that relate to the care of special needs individuals.

The content of the seminars is medically based in most instances.  The intended audiences are professional, and aligned and family caregivers of special needs individuals. As agreed by InforMedx, the Company was responsible for managing and controlling substantially all aspects of the operation of the joint venture, including day to day operations and development and presentation of the on line educational seminars.

To implement the joint venture, EP stablished a limited liability company, EP Educational Network LLC, (“Network”) and InforMedx agreed to pay $210,000 for a one half interest in this newly established entity.  Of this amount $100,000 was received in September 2004 with the balance due September 2005.  The transaction was recognized in the Company’s financial statements as additional minority interest.

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx has agreed to return its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital.

8.

Subsequent Events

On July 27, 2005, the Company received notice that an action has been commenced against the company alleging breach of contract and other causes of action seeking specific performance and other unspecified damages.  The Company is continuing its evaluation of the merits of the claim and believes it has meritorious defenses.  The Company presently intends to contest the claim vigorously.  While the claim is at an early stage, the Company does not believe that an adverse outcome  would materially affect its financial statements.

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

Liquidity

The cash flows from operations for the quarter ended June 30, 2005 were insufficient to meet the operating requirements of the Company. To balance the cash requirements needed for operations, the Company secured short term borrowings, from private sources, with varying terms under one year in the amount of $325,000 at market rates. These amounts coupled with additional borrowings and debt renegotiations completed in the first quarter of 2005 have allowed the Company to meet its obligations during the six month period ended June 30, 2005.

In addition, on April 30, 2005, the Company extended its line of credit with a lending institution. The terms are include interest-only payments to be made for four months followed by monthly principal payments of $5,000 plus interest for an additional ten months thereby converting a current liability into a fourteen month term loan.

It should also be noted that liquidity is expected to be enhanced in future periods as a result of a corporate personnel realignment completed in April 2005. This is expected to benefit operations within the following twelve months through cost reductions in selling, general and administrative expenses of an estimated $225,000.

As noted in its Form 10-KSB l filing with the SEC, the Company has initiated a private placement offering aimed at raising $2,000,000 in new funding for the Company. The primary use of proceeds is intended to fund the Company’s expansion strategy that includes certain acquisitions in addition to paying down existing debt. Negligible progress was achieved in the second quarter; however, during July and August 2005 (through the date of this filing), the Company conducted a series of presentations throughout the country with potential investors. While no funds have been raised thus far, management believes there is has received expressions of interest from both individuals as well as institutional investors in participating in the offering and the Company has scheduled follow up meetings with these institutions and individuals.

Were the Company, for any reason, to be unable to raise the entire $2,000,000 contemplated, or any portion thereof, it would reduce proportionately its acquisition plans to reflect the actual level of funding achieved while attempting to also pay down debt in a manner that is also proportionate to the actual level of funding achieved.

Results of Operations

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

Sales

Sales for the three months ended June 30, 2005 as compared to the same period in 2004 decreased by approximately $295,000. The largest component of the decrease, $149,000 was experienced in page advertising, with decreases of lesser amounts noted as well in circulation and special project income.  This decrease was anticipated by management and met by the institution of increased promotional programs intended to reverse the decline and bring the Company back on plan within the third and fourth quarters of 2005. Overall for the six month period ended June 30, 2005 as compared to 2004 the Company had a decrease in sales of approximately $105,000.

Operating Expenses Including Cost of Sales

The Company, for both the quarter and the six months ended June 30, 2005 as compared to the same periods in 2004 has decreased expenses by approximately $93,000 for the quarter and $114,000 for the six month period.  Reductions in cost of sales result  primarily from reductions in costs for printing, design and postage in comparison to 2004 with a decrease for the quarter of $111,000 and $142,000 cumulatively for the six months ended June 30, 2005 as compared to 2004.

Cost containment in many areas allowed for the redeployment of administrative dollars to system improvement and key staffing increases.

Interest

Interest expense has increased in the first and second quarters of 2005 compared to 2004 due to an increase in debt and increasing interest rates due prime based lending on certain of the outstanding debt instruments.

Taxes

The Company reflected no provision for income taxes in the first quarter of 2005 because of the availability of a significant net operating loss carry forward to offset any taxable income.

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

Part II – Other Information

Item 1.  Legal Proceedings

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company as of April, 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. It is the opinion of the Company’s attorneys that the Company will not be liable for the payments and that the amount of damages being sought as compensation to the Company exceeds the contract balance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

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

(b)

Current Reports on Form 8-K:

  Current report on Form 8-K dated and filed April 20, 2005, reporting on Item 8.01. Other Events And Regulation FD Disclosure.
  Current report on Form 8-K dated April 27, 2005 and filed April 28, 2005, reporting on Item 8.01. Other Events And Regulation FD Disclosure.
  Current report on Form 8-K dated and filed June 27, 2005, reporting on item 5.02. Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers.

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

Dated: August 17, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.