Form 10KSB/A
period 2004-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2005-09-22
CIK 1113947

Unknown;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Explanatory Note:

This Form 10-KSB/A is being filed to amend the EP Global Communicantions, Inc. (“Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004. The amendment arose out of a letter of comment dated August 18, 2005 received from the staff of the Securities and Exchange Commission.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB or subsequent amendments except as required to meet the staff’s comments.  This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 13, 2005. The following items have been amended as a result of the restatement:

1.

Item 6 - to include disclosure to discuss the potential consequences to the Company if it is unable to successfully complete a private placement memorandum to raise up to $2 million, and

2.

Item 6 – to amend the description of cost of sales and income from operations for a change in the presentation of these items in the consolidated statements of operations

3.

Item 7 -  to revise the Company’s consolidated financial statements, as discussed in Note 14 (“Restatement”) to correct an error in reporting the Company's sale of an interest in InforMedx, LLC.

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

-

Psy-Ed Stockholders were offered 173 East Coast Common Shares for each Common Share of Psy-Ed owned of record.

-

ECA reduced its outstanding Common Shares to 7,265,932 from 19,113,400 Common Shares.

-

ECA amended its Certificate of Incorporation, increasing its authorized Common Shares from 20,000,000 to 60,000,000.

-

ECA, the new parent company, changed its corporate name to “EP Global Communications Inc.”

-

The members of the Board of Directors of East Coast resigned and the nominees of Psy-Ed were appointed to the Board of Directors of the new parent company, with Mr. Joseph M. Valenzano Jr. becoming the President and CEO.

-

Psy-Ed became a wholly owned subsidiary corporation of EP Global Communications, Inc., the new parent company.

-

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

-

An authoritative, proprietary monthly publication read by physicians, educators, nurses, therapists and families alike and endorsed by leading professional medical societies and lay organizations;

-

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

-

A web site (http://www.eparent.com) with over 1.5 million hits per month.

-

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

-

A reference library - EP Library - available for sale to the public with one of the largest arrays of disability and special needs books in the industry (over 1,500 titles).

-

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents its office space at the following locations:

 -   Approximately 5,500 square feet under a lease with a remaining term of 20 months at 551 Main Street, Johnstown, Pennsylvania. The monthly payment is $7,400 including utilities and taxes.

 -   Approximately 5,500 square feet under a lease with a remaining term of 15 months at 65 East Route 4, River Edge, New Jersey.  The monthly payment is $9,400 plus utilities and escalation clauses for tax increases.

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

-

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

-

On August 13, 2003, the Company received gross subscription proceeds in the amount of $5,000 from an accredited investor and issued to it 100,000 restricted common shares pursuant to a private placement, utilizing the exemption from the registration requirements of the 1933 Act provided in Rule 506 of Regulation D.

-

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

-

In August 2004, the Company issued 800,000 shares of its common stock for financial services.

-

In August 2004, the Company issued 200,000 shares of its common stock for legal services.

-

In October 2004, the Company issued 6,000 shares of its common stock to its Directors for directors’ fees.

-

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

-

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

In 2005 the Company has expanded its Disabilities Awareness Night programs, principally conducted in major league baseball parks in 2004 and prior, to National Basketball Association venues as well as minor league ball parks as well as minor league hockey. On May 23, 2005 the Company in conjunction with the National Baseball Hall of Fame in Cooperstown NY will host prior to the annual “Hall of Fame” game a ceremony honoring returning disabled veterans from Iraq and Afghanistan, this in conjunction with Walter Reed Army Medical Hospital and its Commanding General who will be presenting awards to  returning veterans and their families selected for the honor.

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

-

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

-

Development of key strategic financial alliances. In 2004, the Company entered into a joint venture agreement with the Informedx Corp. a for profit subsidiary of the Conemaugh Health Systems of Johnstown, PA. This joint venture was established in concert with the Company’s move of its corporate headquarters to Johnstown, PA, a move in part funded by Informedx through the provision of approximately 5,000 square feet of office and storage space at no cost for a two year period. The purpose of the joint venture is to expand the Company’s already successful on line seminar series through financial support as well as administrative support from both Informedx and Conemaugh.

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

-

Prior to April 30, 2005 of a reduction in the outstanding amount of $50,000, and

-

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

-

$104,000 of the decrease was the result of the untimely death in the spring of 2004 of a key independent salesperson whose market area was predominantly the western United States.  The Company was not able to replace this individual quickly enough to prevent the decline in revenues.

-

$122,000 of the decline in revenues was from a decrease in subscription income.

-

$176,000 of the decline was due to decreased space advertising sales.

-

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

♦

Executive Vice President-Finance for The Thomson Corporation, one of the world’s largest communications companies; and

♦

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

Information regarding the Company’s options and warrants for December 31, 2004 and 2003 is as follows:

	December 31, 2004		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and warrants outstanding, Beginning of period	None	$ -	14,395	$34.22
Options and warrants exercised			(14,395)	$34.22
Options and warrants granted	-	-	-	-
Options and warrants cancelled	-	-	-	-
Options and warrants outstanding, end of period	None	$ -	None	$ -
Options and warrants price range, end of period	N/A	N/A	N/A	N/A
Fair value of options and warrants granted during the year	None		None

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

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ Donald S. Chadwick Donald S. Chadwick, Director

/s/ William Bleil William Bleil, Director

/s/ Raymond Smith Raymond Smith, Director

Dated:	September 22, 2005

EXHIBIT INDEX

(3)(i) Certificate of Incorporation, Incorporated herein by reference to Company's Form 10SB filed with the Commission on June 13, 2000.

(3)(ii) By-Laws of the Company, Incorporated herein by reference to Company's Form 10SB filed with the Commission on June 13, 2000.

(31.1) Rule 13a-14(A) Certification Of Chief Executive Officer

(31.2) Rule 13a-14(A) Certification Of Chief Financial Officer

(32.1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906

           Of The Sarbanes-Oxley Act Of 2002

(32.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906

           Of The Sarbanes-Oxley Act Of 2002

(99.3) Corporate Code of Ethics and Conduct, Incorporateded herein by reference to

           Company’s form 10-KSB filed with the Commission on April 13, 2005.

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

EP Global Communications, Inc. And Subsidiaries

Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2004
Current Liabilities:		
Current portion of long term debt	$	126,587
Short-term debt		522,072
Current portion of capitalized lease obligations		12,062
Accounts payable		563,135
Accrued expenses		113,687
Due to shareholder		33,929
Deferred subscriptions and other revenues		539,076
Total Current Liabilities		1,910,548
Long-Term Liabilities:		
Long-term debt		611,571
Deferred subscriptions and other revenues		246,706
Capitalized lease obligations		28,159
Total Long-Term Liabilities		886,436
Total Liabilities		2,796,984
Commitments and contingencies		
Minority intersests of consolidated subsidiary		107,563
Stockholders' Deficiency:		
Preferred stock:		
Series A, $.01 par value; authorized 5,000,000 shares; outstanding 3,333 shares		33
Series B, $1.00 par value; authorized 5,000,000 shares; outstanding 309 shares		309
Common stock, $.0001 par value; authorized 60,000,000 shares; outstanding 22,132,818 shares		2,213
Additional paid in capital		2,151,348
Deficit		(4,467,759)
Total Stockholders' Deficiency		(2,313,856)
Total Liabilities and Stockholders' Deficiency	$	590,691

See notes to consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Consolidated Statements Of Operations

Years Ended December 31, 2004	Years Ended December 31, 2003
Revenue		
Advertising revenue	$ 1,831,457	$ 2,158,778
Subscription revenue	316,150	439,053
On line seminars	125,000	65,000
Book Sales	97,489	100,605
Special Projects	223,090	484,507
Other revenue	3,754	-
Revenues	2,596,940	3,247,943
Costs and expenses		
Cost of sales	1,249,018	1,336,268
Selling, general and administrative expenses	2,212,915	1,823,269
	3,461,933	3,159,537
Income (loss) from operations	(864,993)	88,406
Other Expense:		
Depreciation	(21,675)	(15,990)
Interest expense	(64,329)	(43,704)
Other expenses	(86,004)	(59,694)
Earnings (loss) before provision for income tax	(950,997)	28,712
Income tax provision	-	-
Earnings (loss) before minority interests	(950,997)	28,712
Minority Interest in income of consolidated subsidiary	7,563	-
Net earnings (loss)	$ (958,560)	$ 28,712
Earnings (loss) per common share - basic	$ (0.05)	$ -
Earnings (loss) per common share - diluted	$ (0.05)	$ -
Weighted average common shares outstanding - basic	20,708,366	13,741,754
Weighted average common shares outstanding - diluted	20,708,366	14,486,540

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

10

    .  Stockholders' Deficiency

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