Form 10QSB/A
period 2005-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2005-09-22
CIK 1113947

FORM 10-QSB/A Amendment No. 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

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

At August 16, 2005 there were 23,332,818 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1.	Financial Statements	2
	Balance Sheet as of June 30, 2005 (Unaudited)	3 - 4
	Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	5
	Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	6 – 7
	Notes to Financial Statements (unaudited)	8 – 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 – 20
Item 3.	Controls and Procedures	21

Part II. Other Information

Explanatory Note

This Amended Report on Form 10-QSB is being filed solely to revise the Registrant's disclosure of the number of shares of common stock issued and outstanding as of August 16, 2005 and the description of 2,000,000 shares of the Company’s stock that would be issuable should the Company fail to make repayment of one of its short-term notes. All other sections of this Amended Report on Form 10-QSB remain the same as originally filed by the Registrant on August 17, 2005.

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
$ 147,103

Depreciation expense for the three months ended June 30, 2005 and 2004 was $13,530 and $4,379, respectively; and for the six months ended June 30, 2005 and 2004 was $27,060 and $9,914 , respectively.

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

            (4)

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
$ 260,321

            (5)

This note is secured by 2,000,000 shares of the Company’s common stock that are held in escrow and are contingently issuable in the event of default (see Note 5).

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

Separately, on May 9, 2005, the Company placed 2,000,000 shares of its common stock in escrow as contingent security for a borrowing from an individual (see Note 4).  These shares are only to be issued in the event of a default on the borrowing.  The shares are treated as not issued or currently outstanding.

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

1.

Current report on Form 8-K dated and filed April 20, 2005, reporting on Item 8.01. Other Events And Regulation FD Disclosure.

2.

Current report on Form 8-K dated April 27, 2005 and filed April 28, 2005, reporting on Item 8.01. Other Events And Regulation FD Disclosure.

3.

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

Dated: September 22, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.