Form 10QSB
period 2005-09-30
EP GLOBAL COMMUNICATIONS INC
filed 2005-11-17
CIK 1113947

FORM 10-QSB SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 OR

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

YES  X        NO

Indicate by check mark whether the registrant is a shell company as defined in rule 12b-2 of the Exchange Act.

YES  __    NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 16, 2005 there were 23,382,818 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1.	Financial Statements	2
	Balance Sheet as of September 30, 2005 (Unaudited)	3 – 4
	Statements of Operations for the Three and Nine months Ended September 30, 2005 and 2004 (Unaudited)	5 – 6
	Statements of Cash Flows for the Nine months Ended September 30, 2005 and 2004 (Unaudited)	7 – 8
	Notes to Financial Statements (unaudited)	9 – 21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22 – 25
Item 3.	Controls and Procedures	25 – 26

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

The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

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

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description Of Business And Summary Of Significant Accounting Policies

The consolidated balance sheet as of September 30, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by EP Global Communications, Inc. (the "Company" or "EP") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X and are unaudited.

These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods.

Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2005 (the "2004 10-KSB") and the Company's Amended Form 10-KSB/A filed with the Securities and Exchange Commission on September 22, 2005 (the "2004 10-KSB/A"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.

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

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  Allowance for doubtful accounts on accounts receivable balances was approximately $41,000 at September 30, 2005.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123).  There were no awards or outstanding compensatory options or warrants in the nine months ended September 30, 2005 or 2004; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.   Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating the three and nine months ended September 30, 2005 diluted loss per share, as inclusion of the incremental shares shown in this calculation would be anti-dilutive.  Potential common shares used in computing diluted earnings per share relate to stock options, warrants and convertible preferred stock which, if exercised, would have a dilutive effect on earnings per share.  Preferred stock convertible into 719,801 shares of common stock was not included in the foregoing computation for the three and nine months ended September 30, 2005 because they were anti-dilutive.  Also, none of the convertible securities described in Note 6 were included in the foregoing computation as they also would have been anti-dilutive.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses and notes payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, if granted, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year.  The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption.  The adoption of SFAS 123(R) is not expected to have a material effect on the Company's consolidated results of operations.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets".  SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 "Inventory Costs".  SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

This Statement changes the requirements for the accounting for and reporting of a change in accounting principle and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is currently evaluating the impact of SFAS 154, but does not currently believe that there will be any material impact on the Company’s financial statements.

2.

Property And Equipment

Property and equipment consists of the following:

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $40,590 and $9,915, respectively.

3.

Accrued Expenses

Accrued expenses consists of the following:

4.

Debt

Long Term Debt

Long-term debt at September 30, 2005 consists of the following:

Short-term debt

Short-term obligations at September 30, 2005, consists of the following:

(1)

This note is secured by 2,000,000 shares of the Company’s common stock that are held in escrow and are contingently issuable in the event of default (see Note 5).

Interest expense for the three months ended September 30, 2005 and 2004 was $30,800 and $17,600, respectively; and for the nine months ended September 30, 2005 and 2004 was $78,334 and $46,017, respectively.

5.

Common Stock

On January 2, 2005, the Company issued 1,000,000 shares of its common stock to five individuals for professional services that were valued, in the aggregate, at $9,000.

On April 1, 2005, the Company issued 100,000 shares of its common stock to two individuals for professional services, that were valued, in the aggregate, at $16,200.

On May 9, 2005, the Company issued 50,000 shares of its common stock to an individual for professional services, that were valued, in the aggregate, at $4,500.

On July 27, 2005, the Company issued an aggregate of 40,000 shares of our restricted common stock  for services rendered by employees and consultants.  The issuance was valued at an aggregate of $4,680.

On September 30, 2005, the Company issued 50,000 shares of our restricted common stock in consideration for consulting services rendered to us. The issuance was valued at an aggregate of $2,400.

Separately, on May 9, 2005, the Company placed 2,000,000 shares of its common stock in escrow as contingent security for a borrowing from an individual (see Note 4).  These shares are only to be issued in the event of a default on the borrowing.  The shares are treated as not issued or currently outstanding.

6.

Financing

On September 23, 2005, the Company completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.

Under the securities purchase agreement, the Company will issue up to $3,720,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our chief executive officer individually pledged 3,371,093 shares of common stock.

In addition, the Company is to issue stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm received a commission of $240,000 (8% of the aggregate net proceeds of $3,000,000) for arranging for this financing.

Through September 30, 2005, the Company received net proceeds of $1,250,000 under the terms of the securities purchase agreement.  The Company also received $750,000 on October 25, 2005 following the filing of a registration statement.  The remaining net proceeds of $1,000,000 are expected to be received within 2 days of the registration statement being declared effective by the SEC. If the registration statement is not declared effective within 120 days after September 23, 2005, the Company must pay a penalty of 2% of the outstanding principal balance of the callable secured convertible notes for each thirty-day period that the registration statement is not declared effective.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants to each respective security at their fair values.  The Company used the conversion value of the convertible debt and the calculated fair value of the warrants using the Black-Scholes valuation model as its estimate of fair value.  The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount.  The calculated fair value of the convertible debt of $1,190,023 was recorded as the value of the beneficial conversion feature and, accordingly, credited to additional paid-in capital.  The value of the warrants of $59,977 was recorded as a reduction of the convertible debt.  The convertible debt is recorded at zero.  The convertible debt at September 30, 2005 will be accreted to its face value of $1,250,000 under the interest method until it is either converted or matures.  As of September 30, 2005, the accretion was not material.

If the obligation had been settled on September 30, 2005, the Company would have issued 27,777,777 shares of its common stock (with a fair value of $ 1,666,667).  Under the terms of the agreement, the maximum number of shares that could be required to be issued is 82,666,667.

7.

Related Party Transactions

Amounts payable to officers and stockholders at September 30, 2005 consists of the following:

Interest expense associated with these amounts was $2,142 and $9,428 for the three and nine months ended September 30, 2005, respectively

8.

Withdrawal of LLC member

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

To implement the joint venture, EP established a limited liability company, EP Educational Network LLC, (“Network”) and InforMedx agreed to pay $210,000 for a one half interest in this newly established entity.  Of this amount $100,000 was received in September 2004 with the balance due September 2005.

As a result of a routine regulatory review by the Securities and Exchange Commission, the Company’s board of directors concluded that the financial statements for the year ended December 31, 2004 as issued in the Registrant's annual report on Form 10K-SB required restatement because of an error in recognizing income associated with the formation of EP Educational Network LLC.   The error stemmed from recognizing, in the third quarter, the $210,000 received from InforMedx (described above) as income.  After restatement, more fully described in notes to the financial statements included in the Company’s amended annual report filed with the Securities and Exchange Commission, the Company has made a corresponding restatement to its previously reported third quarter 2004 results by eliminating $210,000 of income and $100,000 of other accounts receivable with a corresponding increase of $110,000 in minority interest.

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals. Accordingly, InforMedx has agreed to return its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital. Also, the minority interest was further reduced, with an offset to paid in capital, by approximately $4,000 to give effect to the amount negotiated between the Company and InforMedx that will ultimately be paid to settle the interest of InforMedx.

9.

Commitments and Contingencies

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

10.

Subsequent Events

On October 20, 2005, the Company filed a registration statement with the Securities and Exchange Commission for 211,666,666 shares of its common stock in connection with the financing described in Note 6.  In connection with that filing, on October 25, 2005, the Company received an additional $750,000 in connection with the securities purchase agreement.

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

Liquidity

The cash flows from operations for the quarter and nine months ended September 30, 2005 were insufficient to meet our operating requirements. To balance the cash requirements needed for operations we secured short term borrowings and advances from  private sources, during the nine month period of $430,000 at market rates with terms under one year.  Of this amount, $210,000 was secured in the third quarter. Further of the overall amount generated during the nine months ended September 30, 2005, $272,000 was provided by non-affiliated shareholders. While management believes that these non- affiliated shareholders will continue to invest in us, they are under no obligation to do so.

Debt renegotiations completed in the first quarter of 2005 that provided for a reclassification of debt from current to long term in the approximate amount of $1,250,000 also served to improve the working capital of the Company.

As reflected in our financial statements, certain of our liabilities are collateralized by our tangible and intangible assets.  These assets, stated at their nominal historical cost do not provide adequate collateral for these liabilities.  However, management believes that the historical cost of our assets together with the unrecorded value of the editorial and library content (maintained in digital format) developed over our 35 years of our publication provides substantial collateral in excess of the amounts owed secured creditors.

We were the recipient in 2004 of an “Opportunity Grant” from the State of Pennsylvania in the amount of $50,000.  The grant is for reimbursable costs associated with the administration of the World Congress and Exhibition on Disabilities.  It is expected that we will collect this amount in 2005.

On September 23, 2005, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $3,720,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our officer and director, Joseph Valenzano individually pledged 3,371,093 shares of our common stock.

In addition, we are to issue stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing.

Through September 30, 2005, we have received net proceeds of $1,250,000 under the terms of the securities purchase agreement.  We also received $750,000 on October 25, 2005 following the filing of a registration statement.  The net proceeds of $1,000,000 are expected to be received within 2 days of the registration statement being declared effective by the SEC. If the SB-2 is not declared effective within 120 days after September 23, 2005, we must pay a penalty of 2% of the outstanding principal balance of the callable secured convertible notes for each thirty-day period that the SB-2 is not declared effective.

Results of Operations

Three Months and Nine Months Ended September 30, 2005 compared to the Three and Nine Months Ended September 30, 2004

Sales

Sales for the three months ended September 30, 2005 as compared to the same period in 2004 increased by approximately $109,000. The largest component of the increase, $92,000 was experienced in page advertising.  This increase results from promotional programs intended to reverse a decline in advertising revenue and bring us back on plan within the third and fourth quarters of 2005. Overall for the nine month period ended September 30, 2005 as compared to 2004, our sales were approximately the same with an $81,000 decline in advertising revenues and a $$64,000 decline in subscription revenues offset by increases in revenue in the areas of special projects and on-line seminars.

Operating Expenses Including Cost of Sales

For both the quarter and the nine months ended September 30, 2005 as compared to the same periods in 2004, we have decreased cost of sales by approximately $28,000 and $170,000, respectively.  These reductions result  primarily from reductions in costs for printing, design and postage in comparison to 2004.

Selling, general and administrative costs increased for both the quarter and the nine months ended September 30, 2005 as compared to the same periods in 2004 by $197,000 and $224,000, respectively. The increases for the quarter and nine months ended September 30, 2005 compared to the corresponding periods for 2004 third quarter were chiefly attributable to the categories of expense shown in the following table. These increases were balanced by overall reductions in other categories resulting in the net increases reflected above.

	Quarter	Nine Months
Legal Fees Associated With Pending Litigation	$55,000	$59,000

Business Development	21,000	40,000

Sales and General and Administrative Travel	127,000	153,000

Totals	$203,000	$252,000

Interest

Interest expense has increased in 2005 compared to 2004 due to an increase in debt and increasing interest rates due prime based lending on certain of the outstanding debt instruments.

Taxes

The Company reflected no provision for income taxes in the first quarter of 2005 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of September 30, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the

Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)

Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending September 30, 2005,  and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending September 30, 2005.

Part II – Other Information

Item 1.  Legal Proceedings

Michael Miller, Juan Sala, Carolina Hernandez, Cesar Alquegui, Joseph Lugo, III and George Sukornyk v. EP Global Communications, Inc., Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 1502-N – This case was commenced on July 22, 2005.  Plaintiffs made the following allegations in their lawsuit: The plaintiffs were shareholders of our company when it was known as East Coast Airlines, Inc., prior to the acquisition agreement with Psy-Ed Corporation in November 2003. Subsequent to the Psy-Ed acquisition, the plaintiffs allegedly agreed to surrender certain "free trading" shares of our common stock in exchange for restricted shares of our common stock.  Plaintiffs claim that we never delivered the restricted shares of common stock to each of them. On September 30, 2005, we filed our answer denying liability to the plaintiffs together with counterclaims for unjust enrichment, civil conspiracy and related claims against each of the plaintiffs.  Our answer denies any wrongdoing and, in fact, asserts unjust enrichment to the plaintiffs, negligent misrepresentations by the plaintiffs and a civil conspiracy.  By our counterclaim, we are requesting the return of any of our shares of common stock still held by the plaintiffs and related damages.

Psy-Ed Corporation, d/b/a Exceptional Parent v. Stanley Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought By Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) Of EParent In Civ. No. 99-6140. This case was commenced on December 17, 1999. We are plaintiff in a case pending in the Superior Court of Middlesex County, Massachusetts, in which claims have been asserted against a former officer of the company, Stanley Klein, and a former employee, Kimberly Schive. The claims arise out of a settlement agreement executed by us and Klein in March, 1998, one which we claim Klein breached even before he signed the document and again shortly after the document was signed. There are additional claims of fraud, defamation, slander and tortuous interference against Klein. Klein has counterclaimed, seeking the benefits he was to receive under the agreement, including the remainder of a buy-out of shares of our common stock he holds. The case is currently scheduled for trial in mid-December, 2005. It is our opinion that we will not be liable for the payments and that the amount of damages being sought as compensation to us far exceeds the contract balance which is $119,825.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2005, we issued an aggregate of 40,000 shares of our restricted common stock to the following parties  in consideration for services rendered as employees (except for Mr. Grenell whose issuance was based on business consulting services): Laurie Carmack – 5,000 shares; Dennis Grenell – 5,000 shares; Linda Quinn – 5,000 shares; Seth McKinley – 5,000 shares; Nikki Prevenslik – 5,000 shares; and Angela J. Berzonski – 15,000 shares. The issuance was valued at $.117 per share or $ 4,680. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The above investors were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the above investors had the necessary investment intent as required by Section 4(2) since she agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On September 23, 2005, we completed a financing agreement by signing a securities purchase agreement for a maximum of $3,720,000. The initial closing was for financing of the principal amount of $1,550,000 of the $3,720,000 for which we issued callable secured convertible notes. The initial funding was undertaken as follows: AJW Partners, LLC - $189,100; AJW Offshore, Ltd. - $812,200; AJW Qualified Partners, LLC - $527,000; and New Millenium Capital Partners II, LLC - $21,700. Under the securities purchase agreement, we will receive the principal amount of $930,000 within 2 days of filing this SB-2 registration statement; and the final principal amount of $1,240,000 within 2 days after this registration statement is declared effective. At both times, we will issue callable secured convertible notes for such amounts. The note is convertible into our common shares at the lesser of either $.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by

40%. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of our outstanding shares of common stock.

Based on our recent financing, we have also issued 2,100,000 warrants convertible into shares of our common stock. Upon the maximum funding of $3,720,000 set forth in the securities purchase agreement, we will issue a maximum aggregate of 5,000,000 warrants.

Each Warrant entitles to holder to one share of our common stock. The exercise price is $.15 and is exercisable for five years from the date of issuance.  For the 2,100,000 warrants issued on September 23, 2005, the expiration date is September 23, 2010.

The convertible notes and the warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The note holders set forth above were each sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the note holders set forth above had the necessary investment intent as required by Section 4(2) since she agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On September 30, 2005, we issued 10,000 shares of our restricted common stock to Dennis Grenell in consideration for consulting services rendered to us for business consulting. The issuance was valued at $.048  per share or $ 480. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mr. Grenell was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Grenell had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On September 30, 2005, we issued 50,000 shares of our restricted common stock to the Estelle Turner Trust in consideration for consulting services rendered by Harold Turner to us. The issuance was valued at $.048 per share or $ 2,400. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities

Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The Estellee Turner Trust was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, The Estelle Turner Trust had the necessary investment intent as required by Section 4(2) since she agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

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

(b)

Current Reports on Form 8-K:

1.

Current report on Form 8-K dated and filed September 28, 2005, reporting on Item 1.01: Entry into a Material Definitive Agreement; Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

2.

Current report on Form 8-K dated and filed August 29, 2005 (amending Form 8-K filed on August 9, 2005) reporting on Item 4.02:  Non-Reliance On Previously Issued Financial Statements Or A Related Audit Report Or Completed Interim Review

3.

Current report on Form 8-K dated August 25, 2005 and filed August 26, 2005, reporting on Item  5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

4.

Current report on Form 8-K dated and filed August 9, 2005  reporting on Item 4.02:  Non-Reliance On Previously Issued Financial Statements Or A Related Audit Report Or Completed Interim Review; Item 8.01: Other Events

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP GLOBAL COMMUNICATIONS, INC.
(Registrant)
By:	/s/ Joseph M. Valenzano, Jr.
Joseph M. Valenzano, Jr., President and Chief Executive Officer

/s/ Robert J. Salluzzo
Robert J. Salluzzo Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer

Dated: November 17, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.