Form 10QSB/A
period 2005-09-30
EP GLOBAL COMMUNICATIONS INC
filed 2006-01-04
CIK 1113947

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

At January 4, 2006 there were 23,382,818 shares of Common Stock, $.0001 par value, outstanding.

EP GLOBAL COMMUNICATIONS, INC. INDEX

Page

Part I. Financial Information
Item 1.	Financial Statements	2
	Balance Sheet as of September 30, 2005 (Unaudited)	3 – 4
	Statements of Operations for the Three and Nine months Ended September 30, 2005 and 2004 (Unaudited)	5 – 6
	Statements of Cash Flows for the Nine months Ended September 30, 2005 and 2004 (Unaudited)	7 – 8
	Notes to Financial Statements (unaudited)	9 – 22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23 – 26
Item 3.	Controls and Procedures	26 – 27

Part II. Other Information

Explanatory Note

This Amended Report on Form 10-QSB is being filed solely to revise the Registrant's presentation of the proceeds received in connection with a financing as of September 23, 2005.  All other sections of this Amended Report on Form 10-QSB remain the same as originally filed by the Registrant on November 17, 2005.

On December 29, 2005, the Company’s Board of Directors concluded that the unaudited financial statements for the nine months ended September 30, 2005 required restatement because of an error in the allocation of the proceeds of the Company’s convertible debt. In accordance with the accounting rules of the Securities and Exchange Commission, the Company corrected the error and allocated the proceeds attributed to the common stock and warrants issued in connection with the convertible debt to additional paid in capital, the balance of the proceeds is classified as a long-term liability. The financing costs incurred in the transaction would be classified as a deferred asset and amortized over the life of the debt.  See Notes 6 and 11 to the unaudited consolidated financial statements for September 30, 2005.

We concluded that we would restate our previously issued unaudited consolidated financial statements and other financial information for the quarter ended September 30, 2005.  These financial statements, as presented herein, reflect our restatement.

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2005
Current Liabilities:	
Current portion of long term debt	$ 172,593
Short-term debt	252,481
Current portion of capitalized lease obligations	13,497
Accounts payable	422,335
Accrued expenses	132,401
Due to shareholders	261,459
Deferred subscriptions and other revenues	102,252
Total Current Liabilities	1,357,018
Long-Term Liabilities:	
Long-term debt	620,939
Convertible long-term debt	1,190,123
Deferred subscriptions and other revenues	200,901
Capitalized lease obligations	17,807
Total Long-Term Liabilities	2,029,770
Total Liabilities	3,386,788
Commitments and contingencies	
Minority interests of consolidated subsidiary	7,173
Stockholders' Deficiency:	
Preferred stock:	
Series A, $.01 par value; authorized 5,000,000 shares; outstanding 3,333 shares	33
Series B, $1.00 par value; authorized 5,000,000 shares; outstanding 309 shares	309
Common stock, $.0001 par value; authorized 60,000,000 shares; outstanding 23,382,818 shares	2,338
Additional paid in capital	2,353,025
Deficit	(4,969,155)
Total Stockholders' Deficiency	(2,613,450)
Total Liabilities and Stockholders' Deficiency	$ 780,511

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

See notes to unaudited consolidated financial statements

EP GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004	
Net (loss)	$	(501,396)	$	(387,378)
Adjustment to reconcile net (loss) to net cash used in operating activities:				
Depreciation and amortization		40,590		13,080
Change in bad debts reserve		-		27,000
Non-cash services		41,925		-
(Increase) decrease in operating assets:				
Accounts receivable		45,992		(175,196)
Other amounts receivable		-		
Inventory		(4,635)		287
Prepaid expenses and other current assets		(31,046)		-
Other assets		(212,085)		5,501
Increase (decrease) in operating liabilities:				
Accounts payable and accrued expenses		(122,086)		277,618
Deferred subscriptions and other revenues		(482,629)		(52,589)
Net cash (used in) / provided by operating activities		(1,225,370)		(291,677)
Cash flows from investing activities:				
Acquisition of property and equipment		(17,932)		-
Net cash used in investing activities		(17,932)		-

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

Provided the Company in not in default under the financing documents, it has a sufficient number of authorized shares of its common stock reserved for issuance upon full conversion of the promissory notes and its common stock is trading at or below $.15 per share, the Company shall have the right, exercisable on not less than 10 trading days prior written notice to the holders of the promissory notes, to prepay all of the outstanding promissory notes. If the Company exercises its right to prepay the promissory notes, it shall make payment to the holders of an amount in cash equal to either (i) 125% (for prepayments occurring within 30 days of the issue date of the promissory notes), (ii) 130% for prepayments occurring between 31 and 60 days of the issue date of the promissory notes, or (iii) 140% (for prepayments occurring after the 60th day following the issue date of the promissory notes, multiplied by the sum of the then outstanding principal amount of the promissory notes plus default interest.

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

11.

Restatement

On December 29, 2005, the Company’s Board of Directors concluded that the unaudited financial statements for the nine months ended September 30, 2005 required restatement because of an error in the allocation of the proceeds of the Company’s convertible debt. In accordance with the accounting rules of the Securities and Exchange Commission, the Company corrected the error and allocated the proceeds attributed to the common stock and warrants issued in connection with the convertible debt to additional paid in capital, the balance of the proceeds is classified as a long-term liability. The financing costs incurred in the transaction would be classified as a deferred asset and amortized over the life of the debt.

The effect of the restatement on the Company’s balance sheet was to decrease stockholders’ deficiency by $970,127, increase long term liabilities by $1,190,123 and increase other assets by by $220,000. Total stockholders’deficiency as of September 30, 2005 was $2,613,450 as restated.

The effect of restatement on the Company’s statement of cash flows was restating the terminology of the “proceeds of convertible debt” to proceeds from convertible debt- net of the allocation of proceeds to common stock warrants.

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

Dated: January 4, 2006

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.