Form 10KSB
period 2005-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2006-04-14
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[?  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30797

EP GLOBAL COMMUNICATIONS, INC.

(Name of Small Business Issuer in its charter)

DELAWARE	14-1818396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

C/O Exceptional Parent Magazine 551 Main Street, Johnstown, PA	15901
(Address of principal executive offices)	(Zip code)

(814) 361-3860

Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Registrant's revenues for its most recent fiscal year were $2,671,089.

The Issuer's stock is trading on the OTC Electronic Bulletin Board under the symbol EPGL.OB.

As of April 14, 2006 the Company had 25,075,818 common shares outstanding.

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

i

EP GLOBAL COMMUNICATIONS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated in the State of Delaware in November 1999 under the name East Coast Airlines Inc. ("ECA") which was established to become a fully certified Federal Aviation Regulation Part 121 air carrier. The original business plan was to provide scheduled air service to small and medium sized markets which have experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. We expected to operate as an independent carrier and serve select markets in the Northeast United States.

In June 2000, we filed a Form 10-SB Registration Statement with the SEC to register our common stock under the Securities Act of 1933, as amended (the "1933 Act") which became effective in July 2000. The tragic events of September 11, 2001 severely affected the airline industry and impeded ECA’s efforts to finance its business plan. In the months following September 11, 2001 security concerns caused airline ridership to plummet and as a consequence reduced, in management's opinion, the potential for a successful launch of the airline. The ensuing decline in the United States economy also created a significant impairment to the successful implementation of our original business plan.

As a consequence of the events of September 11, management commenced its new plan to identify a strategic partner with whom it could develop a business relationship through either a joint venture, acquisition, merger or share exchange transaction. In February 2003, preliminary discussions began with a private entity to enact a consolidation through either a merger or acquisition transaction.

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of Psy-Ed Corporation and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorized ECA to offer 173 shares of our common stock for each share of Psy-Ed Corporation (“Psy-Ed”) common stock held of record by all Psy-Ed Stockholders.

A summary of the material terms and conditions of the offering are as follows:

Psy-Ed Stockholders were offered 173 of our common shares for each common share of Psy-Ed owned of record.

We reduced our outstanding common shares to 7,265,932 from 19,113,400 common shares. We amended our Certificate of Incorporation, increasing our authorized common shares from 20,000,000 to 60,000,000. We changed our corporate name to “EP Global Communications Inc.,” our present name.  The members of the Board of Directors of East Coast resigned and the nominees of Psy-Ed were appointed to the Board of Directors of the new parent company, with Joseph M. Valenzano Jr. becoming our President and CEO. Psy-Ed became our wholly owned subsidiary corporation.

Psy-Ed Stockholders owning 75,208 of the Psy-Ed common shares exchanged their Psy-Ed common shares for our common shares. We issued an aggregate of 13,010,984 common shares to the Psy-Ed stockholders. The share exchange resulted in Psy Ed shareholders owning approximately 65% of our outstanding common stock. Psy-Ed has become our wholly owned subsidiary.   On January 24, 2004, Donald Chadwick was appointed to our Board of Directors and Robert J. Salluzzo and Charles G.Youngblood resigned. At that time, Joseph M. Valenzano, Jr. and John F. Crowley were appointed our Directors. Immediately thereafter, by unanimous written consent of the Board of Directors, our By-Laws were amended to increase our Board of Directors to seven (7) members and David Hirsch, Gregg LaPointe,  Admiral Raymond C. Smith, U.S. Navy (Retired) and Edward McCabe, Esq. were appointed to fill the new seats on our board of directors.

About Us

Having completed this acquisition, we became a global communications company dedicated to providing information for people with disabilities and special health care needs. Our mission, as it was for the 35 years (Psy Ed Corporation) prior to the combination, has remained unchanged: to provide practical advice and emotional support to families, physicians, allied health care providers, teachers and caregivers who are involved in the care and development of people with special needs.

Our 35 year old publication provides the foundation of what we do. In 2003, we received the New Freedom Initiative Award from the Jim Mullen Foundation in Chicago, symbolic of the Best Publication and Web Site in the Nation for People with Special Needs. Exceptional Parent Magazine was also the recipient of Three Gold Medals for Editorial Excellence from FOLIO: at the Magazine Publishers Association Awards Dinner in New York over the past four years and three Gold Medals for Excellence in Journalism from the Consumer Health Publishing Association of America for our work in Epilepsy, Newborn Screening and Mitochondrial and Metabolic Disorders. In November, 2003 Exceptional Parent Magazine received the Distinguished Service Award from the Epilepsy Foundation of New Jersey for our work on behalf of people with epilepsy. Joe Valenzano, our President and CEO is the recipient of numerous awards for his efforts on behalf of people with disabilities and special needs including the Distinguished Service Award from the Fragile X Foundation given to him by General James L. Jones, former Commandant of the Marine Corps and now Supreme Allied Commander NATO Forces. Working with the leaders in the field, we have established strategic relationships with major professional medical societies and lay organizations serving people with special needs.

In 2003, we focused our editorial content on the key issues affecting our audience and worked to provide them with information on topics such as the spectrum of autistic disorders, IDEA reauthorization, the No Child Left Behind Act, epilepsy and complex seizure disorders, ADHD (Attention Deficit Hyperactivity Disorder), and the latest developments in mobility and communication devices. Feature stories included interviews with former Assistant Secretary of Education for the Office of Special Education and Rehabilitative Services, Dr. Robert Pasternack, Major League Baseball pitcher Tim Wakefield, and technology leader and inventor, Ray Kurzweil.

We also expanded our coverage of key areas in the disability arena with added columns including Tech- Scapes and IDEA Notebook as well as continuing series on autism, financial planning and adaptive physical sports and recreation for people with disabilities. In addition, we have continued our efforts to expand awareness of the benefits of newborn screening using tandem mass spectrometry. Our President and CEO, Joe Valenzano, speaks at state seminars and publishing on the subject. We have also suggested to have expanded newborn screening embraced by the U.S. Military eliciting the support of the Exceptional Family Member Program and through meetings with military health care professionals.  Those efforts and that of other professionals in the Navy and Marine Corps were rewarded as the Navy and Marine Corps have expanded newborn screening for Navy and Marine Corps births in 2005.

Beyond our monthly magazine, in 2004, we continued to intensify our efforts in other areas. The October 2004 World Congress and Exposition on Disabilities (WCD) in Orlando, Florida is now in its sixth consecutive year. As creators and developers of the entire program of educational seminars offered at the WCD numbering between 110 and 140, we produce the largest exhibit and conference in the world focusing on special needs. The 2004 Show in Orlando, Florida offered over 100 CME/CEU-accredited programs for physicians, allied health care professionals, special education and mainstream teachers, families and caregivers, and included keynote speeches from the leaders in the field including Dr. Tim Shriver, President and CEO of Special Olympics International, highly decorated Vietnam Veteran and Four Star General James “Tom” Hill, U.S. Southern Command and the father of a disabled young daughter, Meghan, and Jim Kelley, Hall of Fame Quarterback of the Buffalo Bills and the co-founder of Hunter’s Hope Foundation named after his deceased son who had Krabbe’s Disease, a devastating life threatening disorder without a known cure.

In 2004, we also expanded the development of our relationship with Major League Baseball (MLB) Teams.  The collaboration between us and Major League Baseball teams began in 2002, when management for the New York Yankees and the Boston Red Sox agreed to promote awareness of the disabilities population by reaching out to sports fans. Each team hosted a pre-game ceremony, during which people who had made significant contributions to the disabilities community were honored. The program expanded to 14 Major League Baseball teams in 2003. Honorees included individuals such as General James L. Jones, former 32nd Commandant of the Marine Corps, his wife Diane Jones and their daughter Jennifer who has Fragile X.  General Jones, who is now Supreme Allied Commander of NATO and his wife Diane are  supporters of the military Exceptional Family Member Program. Other honorees included Eunice Kennedy Shriver, founder of the International Special Olympics , Travis Roy, Dr. Darryl De Vivo, world renowned specialist in the field of mitochondrial and metabolic disorders, Piero Rinaldo, MD, PhD, Director of the Human Genetics Department at the Mayo Clinic and a pioneer in the field of expanded newborn screening, actress Geri Jewell and others. In 2004, twenty-seven teams participated in this unique awareness driven event, funded by lead sponsor, Massachusetts Mutual Life Insurance Company. In 2005, we

successfully delivered thirty DAN events at both the Major League and Minor League levels as well as test marketed two successful DAN events with the NBA, one at the Portland Trail Blazers and the other with the New Jersey Nets. The same NBA reams, the Portland Trail Blazers and New Jersey Nets, both have expressed interest in events for 2006.  We also successfully test marketed a DAN event at the Johnstown Chiefs minor league hockey game and are in discussions with various NHL Teams for 2006.

Through our production of online CME/CEU-accredited seminars focused exclusively in the arena of chronic life-long disabilities and genetic disorders, we have established a valuable way to expand knowledge in this field, filling a major void that exists because of the lack of such training in the nation’s medical schools. Over the past two years, we have delivered a total of twelve online seminars dealing with a range of topics such as childhood movement disorders, the management and control of refractory seizures in people with mental retardation and developmental disabilities; managing pediatric gait deficiencies utilizing dynamic bracing, attention deficit/hyperactivity disorders, lysosomal storage disorders and newborn screening. In 2006, through our association with several professional medical societies including the Child Neurology Society and American Academy of Developmental Medicine and Dentistry as well as lay organizations such as the Epilepsy Foundation and Family Resource Network as well as United Cerebral Palsy, we plan on delivering a total of 20 CME/CEU online seminars, hopefully with the participation of the US Military. Four such programs have been committed to as of October 2005.  All of these seminars offer Continuing Medical Education Credit for Physicians and Continuing Education Units for nurses, allied health care professionals and educators through academic affiliations we have developed at institutions such as the University of Pittsburgh School of Medicine and, of course the American Academy of Developmental Medicine and Dentistry (AADMD).  In April  2005, the AADMD formally recognized Exceptional Parent Magazine as the official publication of the AADMD and we are embarking on an implementation plan to offer CME accreditation through the publication itself, something which should increase the need for our publication by physicians as well as allied health care professionals, hospitals and clinics.

Exceptional Parent Magazine was recently designated as the publisher of The Presidents Report on People with Intellectual Disabilities (PCPID-formerly known as the President’s Committee on People with Mental Retardation), complete with the seal of the office of the President of the United States of America, which appears on the cover of our 2005 January Resource Guide.

Over the years, we have become an authority in the disabilities and special health care needs arena and have in place the following attributes:

-	An authoritative, proprietary monthly publication read by physicians, educators, nurses, therapists and families alike and endorsed by professional medical societies and lay organizations;

-

A Custom Communications Business with the capability of producing clinical publications on a wide range of disorders. Examples of these include: A Primary Care Physicians Guide to Mitochondrial and Metabolic Disorders, A Parent’s Guide to Mitochondrial and Metabolic Disorders, End Stage Renal Disease: A Primer for Nurses, Dieticians, Physicians and Patients, What Families Need to Know About Childhood Seizures, Epilepsy: New Patterns of Care for the Twenty-First Century, Childhood Movement Disorders, Positive Perspectives for Cerebral Palsy, Oral Health Care for People with Disabilities, Universal Newborn Screening (which has won world-wide acclaim) New Hope for People with Epilepsy: The Vagus Nerve Stimulator and many others;

-	A web site (http://www.eparent.com) with over 1.7 million hits per month.

-

We participate in a joint venture in an exhibit and conference business called the World Congress & Exposition on Disabilities.  This is the defining event in the disabilities and special health care needs arena; the 2004 WCD took place in Orlando Florida October 7th, 8th and 9th at the Orlando Convention Center and had over 6,000 registrants and 200 + exhibitors.  In 2005 the WCD washeld on December 1,2 and 3rd at the Philadelphia Convention Center in Philadelphia Pennsylvania

-	A reference library – The EP Bookstore - available for sale to the public with one of the largest arrays of disability and special needs books in the industry (over 1,500 titles).

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

The Mission of Exceptional Parent is to continue to grow as an integrated communications company leveraging our core strengths and serving the information needs of specific Professional and Consumer target-niche market segments in the disabilities and special needs market sectors.  Tactically, we seek to accomplish this utilizing a multi-media approach to communications that includes print, on-line interactive services and the Internet, customized reports, exhibits and conferences and books.

Products and Services

The following is a list of our products and services:

Sale of Advertising Space in Exceptional Parent Magazine:  This is driven by a number of factors, including our editorial content and focus.  Our customers consist of large Fortune 500 companies:  Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch.  All purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names.

Disability Awareness Night Programs at Major and Minor League Stadiums:  This program generates revenue. Each of these DAN Events are sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships.  In 2005 for example, total revenues from this effort aggregated approximately $400,000.  We have already signed the sponsorship agreement with our lead sponsor for 2006 and have commitments from other sponsors that will yield revenues well in excess of $400,000 in 2006.  This does not include any sponsorship revenues from other venues such as the NBA Games and NHL and Minor League Hockey Games.

EP Bookstore:  The EP Bookstore houses approximately 1,500 disability specific books video and tapes dealing with a wide range of disability topics.  We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

Custom Publishing & Contract Publishing:  Over the years, we have taken educational editorial series published in EP Magazine, had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand alone monographs focused on a specific subject area and distributed to key target market segments mutually identified by a project sponsor and ourselves.  All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies and financial services companies.  At all times, we adhere to strict ACCME Standards for medical education and strict standards that insure the separation of that which is educational and that which is promotional in nature.  An example of this approach is as follows:

Our editorial advisory board suggests a topic that is cutting edge and much needed in the context of medical education.  An example is The Spectrum of Mitochondrial and Metabolic Disorders.

A series is published on this subject featuring the very best medical and scientific research authorities we can find. The series might be three, four or six consecutive articles in EP magazine, each one focused on a specific area.

Once complete, the series is then reviewed by a separate panel of experts to insure that it is adequate and or needs additional bolstering if it is to be packaged as a stand-alone monograph.  Additional content may or may not be recommended and we would then take it forward to the sponsor/grantor.

The sponsor/grantor will decide whether to proceed with the development of a stand-alone monograph.  We would price the project to include paper, printing, distribution costs, packaging, etc.  A price quote will be provided to the sponsor inclusive of our profit margin.

The project will be produced and implemented.

This description fits A Primary Care Physicians Guide to Mitochondrial and Metabolic Disorders and its companion publication, a Parent’s Guide to Mitochondrial and Metabolic Disorders. Both publications are now in their third printing with press runs in excess of 100,000 copies and distributed all over the world and used at major teaching hospitals and clinics internationally.   Sponsorship revenue for these two products aggregated over $250,000 in 2004 with profit margins of approximately 25%.  Extra supplies are always printed and these copies are sold through our EP Library at reduced rates, such as $5.00 per copy intended to cover postage costs and yield a small profit.

This formula is followed for all other such sponsored custom publishing projects.   However, in 2006, we will become the Contract Publisher for Special Care Dentistry and will be paid by that professional dental society for its services.  We will also be able to share in the revenues and profits generated in excess of mutually agreeable targets/goals.

On Line Interactive Educational Seminars:  Another element in our product mix is the EP On Line Interactive TV Quality Educational Seminars.  This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD, CNF and CNS.  The fact that all of these seminars offer CME accreditation for physicians usually without fees, coupled with the fact that they do not have to travel but can instead participate from the comforts of their homes or offices, help to reduce costs and improve efficiency and educational results.  To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic life long conditions as we do. In addition, we do this by offering on line real time live interactive TV quality manner utilizing proprietary software and delivered over the Internet.

Competition

The following publications are our competition:

(1) C2 Publishing/ABILITY MAGAZINE; Audience – Americans with disabilities, Lifestyle, consumer

(2) Equal Opportunity Publications/CAREERS AND THE DISABLED; Audience - People with disabilities who are at the undergraduate, graduate or professional level

(3) No Limits Comm., Inc./NEW MOBILITY Audience – Wheelchair Users

(4) Challenge Publications, Ltd./PALAESTRA; Audience - Sport, Physical Education & coaches & Recreation for those with Disabilities

(5) Paralyzed Veterans of America/PN News & info for people who use wheelchairs

(6) Muscular Dystrophy Assoc/QUEST; Audience – Primarily people with any of 43 neuro-muscular diseases in MDA program; also read by 1000s of physicians, clinicians, therapists, and other medical care providers

(7) Paralyzed Veterans of America/SPORTS ‘N SPOKES; Audience – Wheelchair Users - sports and recreation

(8) Special Living Magazine/SPECIALIVING Magazine; Audience – Physically disabled individuals looking for new products and means to make life easier and better.

(9) Caregiver Media Group/TODAY’S CAREGIVER; Audience - Caregivers

The following medical education companies are our competition:

AAF-MED

CME and CE accredited provider

660 White Plains Rd., Ste. 535

Tarrytown, NY  10591

1-800-247-7615

www.aafmed.com

CME and CE accredited provider that specializes in symposia, teleconferences, internet programs, algorithms, monographs, video-and audiotapes.

Academy for Healthcare Education

Division of The Impact Group

330 Madison Ave., 21st Floor

New York, NY 10017

212-490-2300

www.ahe.edu

Develops CME/CPE-certified programs for physicians and pharmacists including regional, local, and satellite symposia.  Also develops enduring materials such as monographs and multimedia programs including websites, audioconferences, and videoconferences.

Advanstar Medical Economics

Five Paragon Drive

Montvale, NJ  07645

888-581-8052

www.advanstarhealthcare.com

CME/CE and non CME/CE accredited meetings and symposia, conferences and market research.

Alpha & Omega Worldwide, LLC

370 Campus Drive

Somerset, NJ 08873

888-999-9672

www.alpha-and-omega-llc.com

Designs and implements medical education and non-traditional communication programs including CME.

Center for Bio-Medical Communication, Inc.

433 Hackensack Avenue

9th Floor

Hackensack, NJ  07601

201-342-5300

www.cbcbiomed.com

A full service medical education (CME) provider

The Chatham Institute

26 Main Street, 3rd Floor

Chatham, NJ  07928-2402

800-381-4012

Accredited provider of medical, pharmacy and nursing continuing education.

CPE Communications

84 Headquarters Plaza

West Tower, 6th Floor

Morristown, NJ  07960

973-971-0700

www.cpeducate.com

Full-service medical education group that brings scientific expertise and strategic solutions to the planning, promotion and implementation of education programs.

DiMedix, LLC

34 Mountain Blvd.

Suite 202

Warren, NJ  07059

800-465-8870

www.dimedix.com

A full-service medical education company specializing in the design, development, and execution of CME/CE education programs.

The Hatherleigh Company, Ltd.

800-367-2550

5-22 46th Avenue

Suite 200

Long Island City, NY  11101

800-367-2550

www.hatherleigh.com

CME and CE distance learning activities for physicians, nurses, and allied health professionals.

Health Learning Systems

155 Route 46 West

Wayne, NJ  07470

973-785-8500

www.commonhealth.com

Creates comprehensive and ground breaking medical education solutions.

Impact Communications

330 Madison Ave., 21st Floor

New York, NY  10017

800-490-2300

www.impactgroup1.com

Specializes in developing and implementing CME/CPE-certified and non-certified programs for physicians, allied healthcare professionals, and patients.

Thomson Interphase

5 Paragon Drive

Montvale, NJ  07646-1742

201-358-7400

Full-service company dedicated to delivering timely, academically rigorous continuing medical education activities.

IntraMed

230 Park Avenue South

New York, NY  10003-1566

212-614-3800

Specializes in developing and managing educational programs intended for healthcare professionals, patients, families of patients and other caregivers.

Network for Continuing Medical Education

One Harmon Plaza

Secaucus, NJ  07094

800-223-0433

www.ncme.com

Independent, full-service, ACCME-accredited medical communications company that has been providing medical education to physicians & other healthcare professionals since 1965.

Spectrum Healthcare Communications

1140 Route 22 East. Ste. 201

Bridgewater, NJ  08807

800-922-0949

www.impactgroup1.com

Specializes in developing and implementing CME/CPE-certified and non-certified programs for physicians, allied healthcare professionals and patients.

Although the above companies may be deemed to be our competition, none of the above companies focus on chronic life long conditions and disabilities in the manner that we do. EP Magazine, for example, is the only special interest consumer publication serving the special needs marketplace who has been accorded the privilege of offering Continual Medical Education Credits to physicians and who is endorsed by a professional medical society.

Material Agreements

(1) Printing Contract with Transcontinental Printing & Graphics, Inc. – this agreement was originally signed with Exceptional Parent magazine in 1999.  It was for a five year period commencing October 1, 1999 and ending on October 1, 2004.  In July 2004, it was extended for an additional 5 years through October 2009, in the form of  a letter received from Transcontinental. It provides for the printing of our monthly publication called “Exceptional Parent.”

(2) EBSCO Publishing, Inc. License Agreement – we executed this agreement on October 1, 2005 but have not received an executed agreement from EBSCO Publishing, Inc. This agreement is for a 3-year term with successive one year renewals unless either party provides notice of non-renewal 90 days prior to the expiration of the present term. This agreement provides for the license of our content in our publications to be disseminated by EBSCO Publishing, Inc. EBSCO agrees to pay us royalties, on a quarterly basis, equal to 20% of the net revenue collected on products sold by them.

(3) Booke and Company, Inc. Investor Relations Agreement – this agreement was executed in September 2005.  It requires Booke and Company, Inc. to provide us with investor relations services.  The term of the agreement is for one year.  We are required to make monthly payments of $4,000.  The principals of Booke and Company, Inc., were given options as follows: Stephen B. Booke – 60,000 options; and Gerald A. Amato – 340,000 options.  The options expire on October 1, 2012 and have an exercise price of $.05 per share.

(4) Vemics, Inc. Agreement - On December 8, 2005, we entered into an exclusive joint venture agreement with Vemics, Inc (Vemics) whereby Vemics and us will undertake to jointly provide an Internet-based, on-line interactive TV quality communication system for the delivery of educational/training content and business meetings (the Agreement). Pursuant to the Agreement, we will (i) market and resell Vemics services to our customers and sponsors in the special needs market; and, (ii) utilize exclusively the Vemics system in providing our customers and sponsors with On-Line, Interactive Live Internet-based educational/training content and business meetings.  Vemics has appointed us to act as Vemics’ exclusive global representative in this capacity and has granted us a license to provide Vemics services, software, and documentation to our customers.  Vemics will provide us with sales and marketing literature and training sessions for our sales and technical personnel.  Vemics will also provide customer support services to us and our customers.  Vemics and us will share equally among the profits after all direct expenses are paid, from fees paid by our customers and sponsors in connection with the services rendered as contemplated by the Agreement. EP Global reports will report all revenues as a component of its financial reporting. The agreement shall remain in force until November 1, 2007 (the Initial Term).  Upon the expiration of the Initial

Term, the Agreement will automatically renew for one additional term of three years (Renewal Term) unless and until either party notifies the other party in writing.  The Agreement may be terminated by either party upon default or insolvency of the other party.

(5) Child Neurology Foundation Agreement -   On October 26, 2005, we signed an agreement with the Child Neurology Foundation to produce four (4) on-line CME and CEU accredited seminars on spasticity.  The seminars will educate and inform caregivers of children and adolescents with neurologic and developmental disorders and the physicians, educators and allied health care professionals involved in their care and development.

(6) ProCirc, LLC. Circulation Services Agreement – Effective November 11, 2005, we signed a Circulation Services Agreement with ProCirc, LLC whereby ProCirc will perform circulation services for us.  The agreement commenced on December 1, 2005 and terminates on November 30, 2006. It shall automatically renew for successive one year periods starting on December 1, 2006 unless either party terminates the Agreement on 90 days prior written notice before the end of any term. We are required to pay ProCirc the sum of $7,000 per month for basic services under the agreement for the first 12 months of the agreement.  Thereafter, the fee increases each year by 5%.  In addition, ProCirc can receive a 10% bonus for every dollar earned over $30,000 per month

Recent Financing

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

A private investment firm, Westminster Securities Corporation based in New York City, received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing.

To date, we have received net proceeds of $3,000,000 under the terms of the securities purchase agreement which represents the total commitment for funding from the group identified above.

Governmental Regulation

Our business is not subject to any governmental regulations.

Intellectual Property

We do not have any patents.  We have registered trademarks for the following: DAN (Disability Awareness Night); EP Symbol of Excellence; and EP Global.

Employees

As of April 14, 2006, we have 20 full time employees and 3 part time employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into an employment agreement with our principal executive officer and director.

ITEM 2. DESCRIPTION OF PROPERTY

We currently operate our business from two (2) corporate offices located as follows: (1) corporate headquarters: 551 Main Street, Johnstown, Pennsylvania 15901, telephone number (814) 361-3860.   The lease agreement for this space is from November 1, 2004 through October 1, 2006.  The monthly base rent payment for the initial year of the lease was $6,021.88. There are additional rent payments for common area maintenance.  During the previous year, our monthly rent payments for base rent and additional rent were approximately $7,500 per month.  The monthly base rent payment for the period November 1, 2005 through October 1, 2006 is $6,262.75. We have the right to two 3-year options by providing the landlord with 90 days prior notice before the end of the preceding term.  For the first 3-year period commencing November 21, 2006, the base rent shall be $6,744.50 per month.  For the second 3-year option period commencing November 1, 2009, the base rent shall be $7,467.13 per month. We receive a monthly rent subsidy of approximately $5,000 from InforMdx a past venture partner, This subsidy was a component of an original agreement with InforMdx that has since been voided with exception of the continuation of this subsidy. The term of the subsidy coincides with the initial two year term of the lease of the Johnstown space.  We presently lease approximately 5,781 square feet of office space; (2) New Jersey office: 65 State Route 4, River Edge, New Jersey 07661; telephone number (800) EPARENT.  The lease for the New Jersey office is a five (5) year lease that commenced on September 1, 2001 and expires on August 31, 2006.  It consists of approximately 5,850 rentable square feet.  The annual rent is a net amount. Electric is separately metered and all operating expenses and real estate tax increases from the initial year are our responsibility based on our percentage of 24.38%.  The monthly and annual gross rent for the period September 1, 2005 through August 31, 2006 is $9,750 and $117,000, respectively. We have the option to renew this lease at the end of the initial five (5) year term for an additional five (5) years at the rate of $125,775 per year.  This lease is in the name of Psy-Ed Corporation doing business as Exceptional Parent Magazine, our wholly owned subsidiary.

ITEM 3. LEGAL PROCEEDINGS.

Michael Miller, Juan Sala, Carolina Hernandez, Cesar Alquegui, Josephine Lugo, III and George Sukornyk v. EP Global Communications, Inc., Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 1502-N – This case was commenced on July 22, 2005.  Plaintiffs made the following allegations in their lawsuit: The plaintiffs were shareholders of our company when it was known as East Coast Airlines, Inc., prior to the acquisition agreement with Psy-Ed Corporation in November 2003. Subsequent to the Psy-Ed acquisition, the plaintiffs allegedly agreed to surrender certain "free trading" shares of our common stock in exchange for restricted shares of our common stock.  Plaintiffs claim that we never delivered the restricted shares of common stock to each of them. On September 30, 2005, we filed our answer denying liability to the plaintiffs together with counterclaims for unjust enrichment, civil conspiracy and related claims against each of the plaintiffs.  Our answer denies any wrongdoing and, in fact, asserts unjust enrichment to the plaintiffs, negligent misrepresentations by the plaintiffs and a civil conspiracy.  By our counterclaim, we are requesting the return of any of our shares of common stock still held by the plaintiffs and related damages. The plaintiffs in the lawsuit are requesting specific performance of an alleged agreement to give them 1 restricted share of our common stock for every 2 unrestricted shares they tendered to us (they claim to have tendered approximately 4 million shares), together with unspecified compensatory damages, interest and costs. The parties, as of April 14, 2006, have settled this lawsuit and have signed a definitive settlement agreement all appropriate releases being exchanged.

Psy-Ed Corporation, d/b/a Exceptional Parent v. Stanley Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought By Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140. This case was commenced on December 17, 1999. We are plaintiff in a case pending in the Superior Court of Middlesex County, Massachusetts, in which claims have been asserted against a former officer of the company, Stanley Klein, and a former employee, Kimberly Schive. The claims arise out of a settlement agreement executed by us and Klein in March, 1998, one which we claim Klein breached even before he signed the document and again shortly after the document was signed. There are additional claims of fraud, defamation, slander and tortuous interference against Klein. Klein has counterclaimed, seeking the benefits he was to receive under the agreement, including the remainder of a buy-out of shares of our common stock he holds. The trial is currently scheduled to begin on June 12, 2006. It is our opinion that we will not be liable for the payments and that the amount of damages being sought as compensation to us far exceeds the contract balance which is $119,825.

Other than noted above, there is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders in the fourth quarter of the Company’s fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “EPGL.” Our common stock has been quoted on the OTC Bulletin Board since December 15, 2004.  The following table sets forth the range of high and low bid quotations for the last 16 days of calendar year 2004, and for each of the four quarters of calendar year 2005. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2004	Fourth - Eleven trading days in calendar 2004 subsequent to the Company's listing on the OTC Bulletin Board on December 15, 2004	$0.75	$0.68
2005	First	$0.65	$0.17
2005	Second	$0.22	$0.06
2005	Third	$0.145	$0.050
2005	Fourth	$0.07	$0.035

Holders

As of April 14, 2006 in accordance with our transfer agent records, we had 163 shareholders of record. Such shareholders of record held 25,075,818 shares of our common stock.

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

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

Fiscal Year 2004 - The Company issued the following unregistered securities:

-	In August 2004, we issued 800,000 shares of its common stock for financial services.

-	In August 2004, we issued 200,000 shares of its common stock for legal services.

-	In October 2004, we issued 6,000 shares of its common stock to its Directors for directors’ fees.

-	In December 2004, we issued 500,000 shares of its common stock to its Chief Executive Officer and 300,000 shares of its common stock to its Chief Operating Officer for management services.

Fiscal Year 2005 - The Company issued the following unregistered securities:

-

On January 2, 2005, we issued an aggregate of 1,000,000 shares of our restricted common stock in consideration for professional services rendered to us.  The issuance was valued at $.009 per share or $9,000.

-	On February 9, 2005, we issued 80,000 shares of our restricted common stock in consideration for professional services rendered to us. The issuance was valued at $.162 per share or $12,960.

-	On February 9, 2005, we issued 20,000 shares of our restricted common stock in consideration for professional services rendered to us. The issuance was valued at $.162 per share or $3,240.

-	On May 9, 2005, we issued 50,000 shares of our restricted common stock to in consideration for services rendered to us as an employee. The issuance was valued at $.09 per share or $4,500.

-	On July 27, 2005, we issued an aggregate of 40,000 shares of our restricted common stock in consideration for services rendered as employees. The issuance was valued at $.117 per share or $ 4,680.

-

On September 30, 2005, we issued 10,000 shares of our restricted common stock in consideration for consulting services rendered to us for business consulting. The issuance was valued at $.048 per share or $ 480.

-	On September 30, 2005, we issued 50,000 shares of our restricted common stock in consideration for consulting services rendered to us. The issuance was valued at $.048 per share or $ 2,400.

Equity Compensation Plan Information

The following table sets forth certain information as of April 14, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, “Management's Discussion and Analysis or Plan of Operation,” references to "we," "us," "our," and "ours" refer to EP Global Communications, Inc. and its consolidated subsidiaries.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We bases our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis from making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

Plan of Operation:

It is management’s intent to continue and expand our 35 year heritage of providing “Information that matters from those who care” to the special needs market. The 35 year heritage is based on our wholly owned subsidiary, Psy-Ed Corporation. In 2004, we began implementing a growth strategy that consists of a three-point initiative as outlined below to increase revenues and profitability for 2006 and beyond.

Management believes that our core services, consisting of ad revenue, custom communications and EPGL special project segments including “Disabilities Awareness Night” conducted in various sports mediums as well as our innovative on line interactive educational programs are all forecast to experience significant growth beginning in the second quarter of 2006

Outlined below are the significant reasons why we believe that all segments of our business are poised for significant growth in 2006.

Special Projects:

Disability Awareness Night - In each of the preceding three years, the Disability Awareness Night (DAN) campaign launched in 2002 has grown substantially.  In 2002, we started with two teams, the New York Yankees and the Boston Red Sox.  In 2003, the participation expanded to fourteen teams.  In 2004, we grew to twenty-seven teams and in 2005 we had DAN events in thirty-one stadiums including the Hall of Fame Game in Cooperstown, New

York. In 2005, we experienced the participation of our lead sponsor whose financial contribution has now expanded from $150,000 to $300,000 with ancillary sponsorship totaling approximately $200,000 for print and other services. We also benefited from additional sponsorship provided by other national entities such as Genzyme, Shire Pharmaceuticals and Volvo.

Educational On Line Programming - In December 2005 we launched the first of four on-line interactive live TV quality educational programs under unrestricted educational grants from a major pharmaceutical company, Allergan Inc. This will be followed by other series dealing with conditions such as epilepsy and expanded newborn screening utilizing tandem mass spectronomy (MS/MS). It is expected that in 2006 the preponderance of an appropriation of $1,000,000 to provide education and informationsl access to professional and family military caregivers will be dedicated to providing this education using our on line medium.

Strategic Initiatives:

Our platform for growth in part is due to a number of marketing joint initiatives that have been entered into allow EPGL to address target markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

Child Neurology Foundation - Agreement to co produce on line seminars in 2006. No other entity has this opportunity. The CNF is the recognized extension of the more than 1,300 child and adult neurologists in the United States and the acknowledged entity by this group to conduct educational programming.

Vemics, Inc. - Relating to technology exclusivity in health care.

CTC Foundation and John Williams - EPGL and CTC / John Williams have agreed to joint market to assistive technology companies capitalizing on the work and writings already performed by John Williams an acknowledged expert in the field of assistive technology. Mr. Williams is a regular contributor to publications such as USA today, writing on trends and developments in assistive technology an area of c critical importance to individuals with special needs.

We have been notified that as of December 31, 2005, the bill containing an appropriation earmarked for EP Global in the amount of $1,000,000 has passed both houses of Congress and been signed by the president.  Please refer to the commentary that follows for further explanation of the process that will lead to the funding of this appropriation... These funds will be used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs.

We have also expanded our sales force from four individuals in 2005 to eight individuals and one outside representative responsible for West Coast sales in support of our selling efforts primarily of space advertising in our various markets across the nation.

To improve efficiency and allow for greater promotion or our magazine to stimulate subscription income we have outsourced our entire circulation management to a firm specializing in this area.   The incremental cost of doing this is not material in relation to the costs to date.  Previously, circulation management has been handled internally by our existing staff.  Our business, with its multiple product lines and multi media approach to publishing and communications, suggests that we might best be able to grow our existing paid circulation base under the direction of an experienced and professional circulation management team who can also oversee the shift to a smaller more effective fulfillment firm; one more suited to the nature of our business which is heavily involved in medical and health care related activities.  Accordingly, we are shifting compensation and related expenses to outside professional circulation services that have experience in both consumer as well as medical/professional publishing.  The cost differential associated with this shift, as noted, is negligible but the potential for significant increases in paid circulation and related development activities such as bundled advertising and sponsored bulk distribution of the monthly magazine should yield higher revenue performance for us.

The agreement with ProCirc, based in Miami, Florida, is for one year and can be expanded or terminated depending on its performance.  There are incentives built into the agreement to reward performance.  Finally, it is important to note that increases in unit circulation will also result in increases in advertising as we will be reaching a larger audience which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

In 2005, we have expanded our Disabilities Awareness Night programs, principally conducted in major league baseball parks in 2004.  Prior to this time, our programs were taking place in National Basketball Association venues, minor league baseball parks and minor league hockey arenas. On May 23, 2005, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual “Hall of Fame” game, a ceremony honoring returning disabled veterans from Iraq and Afghanistan.  This was done in conjunction with Walter Reed Army Medical Hospital and its Commanding General who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his “Purple Heart” for wounds received in Iraq. We will, once again, on May 15, 2006 hold an event at the 2006 “Hall of Fame” game in Cooperstown. Sponsorship for the event is being provided by Mass Mutual financial Group and Bearing Point, a national consulting firm headquartered in Tysons Corners, Virginia.

On December 1-3, 2005 the Annual World Congress and Exhibition on Disabilities was held in Philadelphia, Pennsylvania. Previously, in October 2004, it had been held in Orlando, Florida with approximately 6,000 attendees.  We conducted over 100 individual education sessions during the event with world renowned guest lecturers providing education on topics including autism, ADHD (Attention Deficit Hyperactivity Disorder), cerebral palsy and mental retardation.

We have disengaged from the World Congress and Exhibition as an entity and are expected to pursue alternative venues to continue the production of hosted educational sessions in a forum environment. This in addition to our interactive on line initiatives.

It should also be noted that further internal growth is expected to result from Exceptional Parent Magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry (“AADMD”), a national organization of over 1,000 doctors and dentists who have dedicated their efforts to providing “best practices” advice to caregivers on how to medically and dentally care for the special needs individual. Beginning with the July 2005 issue of Exceptional Parent Magazine, AADMD is providing articles for the magazine and the opportunity for physicians to secure up to 2 credit hours of Continuing Medical Education by completing a test that is to follow each article. Management believes that Exceptional Parent Magazine is the first consumer publication ever to offer Continuing Medical Education credits to physicians. Our relationship with the AADMD is in addition to relationships we enjoy with numerous disabilities groups throughout the United States as well as with medical societies such as the Child Neurology Society.

It should also be noted that our officer and director, Joseph M. Valenzano Jr. is the only non-physician to hold a board seat on the AADMD and Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD.

In March 2005, we submitted an appropriations request in the amount of $1,000,000 to Congress. Under the appropriation request, the Army would receive $1,000,000 and then develop a contract for delivery of service with EP Global for that approximate value. We have been notified that the appropriation has been approved by both houses of Congress and signed by the President. Further, in February 2006 we were notified that “these funds had been released to the appropriate department at Fort Dietrich, MD which allows EP to begin the processing of its contract.   A pre proposal submission has been made which represents a condition precedent to actual contract development. between EP Global and the Army. We have been told that the actual contract development is expected to take 90 -120 days which would mean that funding for the programs to be undertaken could occur in the late spring to early summer of 2006 although there is not absolute assurance that this will occur.

However, if funded in 2006 as outlined, this would increase our education and information programs to military families with special needs dependents and caregivers. It is our intent to build upon our existing relationships within the military community to bring timely and meaningful educational content in both print and on a web based delivery system to these families but also to the physicians charged with their care.  In this regard, we have already begun the process of exploring ways in which we can deliver high quality educational content focused in the chronic disability and special needs area in cooperation with military hospitals such as Walter Reed Army Medical Center, Brooke Army Medical Center and the Uniformed Medical Services School in Bethesda. This initiative, once operational, would result in increased revenue of the entire $1,000,000, to be recognized substantially in 2006 from subscriptions, on-line interactive training sessions and custom communication sales. We would account for all revenues consistent with existing accounting policy which is to identify revenue streams consistent with our core services which are subscriptions, page advertising, and special projects/custom communications and on line web based programming. We would also identify these revenue streams as being generated from military funding so as to distinguish the revenue streams from those funded by private sponsorship.

Management estimates that the overall cost associated with the planned educational programming will approximate 65% to 75% of revenues received.

Our revenues are generated from the following activities:

Sale of Advertising Space in Exceptional Parent Magazine:  This is driven by a number of factors, including our editorial content and focus.  Our customers consist of large Fortune 500 companies:  Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch.  All purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names. Historically, revenues generated from the sale of advertising space has ranged from approximately $1.6 million dollars to as high as $2.2 million in the past (1998).

Disability Awareness Night Programs at Major and Minor League Stadiums:  This program generates revenue. Each of these DAN Events are sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships.  In 2005 for example, total revenues from this effort aggregated approximately $400,000. We have already signed the sponsorship agreement with our lead sponsor for 2006 in the amount of $300,000 and have commitments from other sponsors that will yield revenues well in excess of $400,000 in 2006.  This does not include any sponsorship revenues from other venues such as the NBA Games and NHL and Minor League Hockey Games.

EP Bookstore:  The EP Bookstore houses approximately 1,500 disability specific books, video and tapes dealing with a wide range of disability topics.  We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation. In 2004, library sales amounted to $135,000, which included retail sales at various trade shows.

The bulk of our library has been built through negotiating with third party publishers such as Baker and Taylor and McGraw Hill.  This has been done over a period of years and with great selectivity and sensitivity.  We evaluate the extensive titles published by other book publishing companies and inquire about their sales.  Based on the intelligence we obtain, we approach these companies which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals and objectives.  In many cases we are able to negotiate consignment inventory. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences whether consumer or professional in nature. We have this expertise and we went about building our library of titles in specific disciplines.  In the process of building this library, we place importance in understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, web site and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences.  The EP Library also consists of book titles we own outright and exclusively.  Examples of such titles include the following: No Apologies for Ritalin by Bhushan Gupta, MD; and Patient Persistence by Adele Gill, RN and approximately five other titles.  None have a material impact taken individually or collectively but the profit margins earned on these sales are approximately 30% while the profit margins on other titles are in the vicinity of 10%.  Our decision to have a stake in book publishing is based on the fact that we receive countless number of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multi media publishing activities in print or on line.  We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year with profit margins on the order of 15%.

Custom Publishing & Contract Publishing:  Over the years, we have taken educational editorial series published in EP Magazine, had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand alone monographs focused on a specific subject area and distributed to key target market segments mutually identified by a project sponsor and ourselves.  All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies and financial services companies.  At all times, we adhere to strict ACCME Standards for medical education and strict standards that insure the separation of that which is educational and that which is promotional in nature.  An example of this approach is as follows:

Our editorial advisory board suggests a topic that is cutting edge and much needed in the context of medical education.  An example is The Spectrum of Mitochondrial and Metabolic Disorders.

A series is published on this subject featuring the very best medical and scientific research authorities we can find.  The series might be three, four or six consecutive articles in EP magazine, each one focused on a specific area.

Once complete, the series is then reviewed by a separate panel of experts to insure that it is adequate and or needs additional bolstering if it is to be packaged as a stand-alone monograph.  Additional content may or may not be recommended and we would then take it forward to the sponsor/grantor

The sponsor/grantor will decide whether to proceed with the development of a stand-alone monograph.  We would price the project to include paper, printing, distribution costs, packaging, etc.  A price quote will be provided to the sponsor inclusive of our profit margin.

The project will be produced and implemented.

This description fits A Primary Care Physicians Guide to Mitochondria and Metabolic Disorders and its companion publication, a Parent’s Guide to Mitochondrial and Metabolic Disorders. Both publications are now in their third printing with press runs in excess of 100,000 copies and distributed all over the world and used at major teaching hospitals and clinics internationally.   Sponsorship revenue for these two products aggregated over $250,000 in 2004 with profit margins of approximately 25%.  Extra supplies are always printed and these copies are sold through our EP Library at reduced rates, such as $5.00 per copy intended to cover postage costs and yield a small profit.

This formula is followed for all other such sponsored custom publishing projects.   However, in 2006, we will become the Contract Publisher for Special Care Dentistry and will be paid by that professional dental society for its services.  We will also be able to share in the revenues and profits generated in excess of mutually agreeable targets/goals. Historically, we have produced one or more significant custom communications projects per year. In 2003 and 2004, revenue from this segment amounted to $235,000 and $75,000, respectively. In 2005, no major custom communications program was undertaken. However, lesser projects involving the sale reprints of previously produced custom communications were done.

On Line Interactive Educational Seminars:  Another element in our product mix is the EP On Line Interactive TV Quality Educational Seminars.  This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities.  We have produced a total of twenty such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD, CNF and CNS.  The fact that all of these seminars offer continuing medical education (CME) accreditation for physicians usually without fees, coupled with the fact that they do not have to travel but can instead participate from the comforts of their homes or offices, help to reduce costs and improve efficiency and educational results.  To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic life long conditions as we do. In addition, we do this by offering on line real time live interactive TV quality manner utilizing proprietary software and delivered over the Internet.   We expect to conduct over 20 such seminars in 2006 in combination with our military initiative.  We had four on line seminars under contract as of December 30, 2005, and have added an additional two since that date without consideration of the military. We also have several other proposals outstanding.

Liquidity and Capital Resources

Earnings were insufficient in years 2004 and 2005 to meet the liquidity needs of operations in those periods. These deficits experienced were in part through a number of proactive actions taken including the conversion of a $350,000 trade payable and $300,000 of other short term debt into three year notes effective December 31, 2004.  Each of these notes will require interest payments only in 2005 at 6% with amortization based on a five year term commencing January 1, 2006 until the end of the three year term at which time any remaining balance will be due.

In addition, in the fourth quarter of 2004, we received approximately $200,000 of prepayments for 2005 advertising and other services.  These funds improved liquidity but increased deferred revenues.

To further support the working capital requirements of operations, in March 2005, we received a short-term loan of $90,000 from Joseph Valenzano, our CEO.

Through April 30, 2005, the short-term debt modifications noted above have resulted in the reclassification of approximately $1,200,000 from current liabilities to long-term debt.

From April 2005 through September 30, 2005, additional liquidity was provided by non-affiliated shareholders who collectively loaned or advanced $272,000 under varying arrangements generally with terms of under one year at rates linked to prime.  While management believes that these non-affiliated shareholders will continue to invest in us, they are under no obligation to do so.

As reflected in our financial statements, our liabilities are collateralized by our tangible and intangible assets.  These assets, stated at their nominal historical cost do not provide adequate collateral for these liabilities.  However, management believes that the historical cost of our assets together with the unrecorded value of the editorial and library content (maintained in digital format) developed over our 35 years of our publication provides substantial collateral in excess of the amounts owed secured creditors. To date, the Provident Bank loan has been paid in full and the credit agreement with Provident Bank has been terminated.

We were the recipient in 2004 of an “Opportunity Grant” from the State of Pennsylvania in the amount of $50,000.  The grant is for reimbursable costs associated with the administration of the World Congress and Exhibition on Disabilities. To date, we have received $38,000 of the committed $50,000 with the balance expected to be received in the second quarter of 2006.

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

A private investment firm, Westminster Securities Corporation based in New York City, received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing.

To date, we have received net proceeds of $2,000,000 under the terms of the securities purchase agreement.

To date we have received $2,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the table below.

Gross Proceeds Received	$ 2,000,000

Less - Use of Proceeds
Prorated Closing Costs and Fees	280,000
Liquidation of line of credit and other bank debt	470,000
Pay down of trade debt	446,000
Pay down of private debt*	606,000
Total Proceeds Utilized	1,802,000

Net Retained for operating expenses	$ 198,000

*The pay down of private debt included $140,000 owed to an individual where 2,000,000 shares of our stock were contingently issuable as collateral.

We expect to receive the final $1,000,000 owed under the securities purchase agreement within 2 business days of our registration statement being declared effective by the SEC. If the SB-2 is not declared effective within 120 days after September 23, 2005, we must pay a penalty of 2% of the outstanding principal balance of the callable secured convertible notes for each thirty-day period that the SB-2 is not declared effective.

Under the terms of the Securities Purchase Agreement, we were required to file with the SEC a proxy to increase our authorized shares by no later than October 21, 2005.  Such proxy was not filed until November 23, 2005.  We have been advised that the investors do not intend to seek any liquidated damages for our failure to file the proxy. Notwithstanding same, the investors have the right to request the liquidated damages.  If the investors choose to request the liquidated damages based on the failure to file the proxy in a timely manner, then we would be required to pay a penalty of 2% of the outstanding principal balance from the period the proxy should have been filed on October 21, 2005 until it was filed on November 23, 2005.

The remaining proceeds will be used to liquidate private debt approximating $400,000 with the balance of $600,000 to be used for general working capital.

With an existing forecast of minimum revenues of $4,000,000 in 2006, management believes that with the operational cash to be generated and the retained working capital from our recent funding as well as the remaining $1,000,000 of funding to be received, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecast and the additional funding received will meet the liquidity requirements of EPGL for 2006.

At the present level of operations, working capital requirements to sustain operations approximates $325,000 per month exclusive of any existing debt service that approximates an additional $7,000 per month.

To provide additional liquidity, management has in the first quarter of 2006, to applied for a line of credit secured by accounts receivable. A previously held line of credit in the amount of $450,000 had been paid off pursuant to the requirements of the securities purchase agreement under which $2,000,000 has been received through December 31, 2005. Although there is no assurance that we would be able secure such funding, management believes that with its improved working capital ratios and its improving revenue production it is reasonable to believe that a working capital line would be able to be secured.

Should 2006 forecast revenues trend toward 2005 levels of, any requirement for additional liquidity may be provided by a line of credit as well as an increased in reliance on trade debt it is believed, would in the short term provide the liquidity to support operations while adjustments are considered to bring revenues back on plan.  It should be noted that trade debt has been reduced from $600,000 (pre-funding) to under $200,000 (post-funding).

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations.

Results of Operations

Reflected in the tables below comparisons of revenue and sales and general administrative expenses for the years ended December 31, 2005 and 2004 as well as commentary on significant variations noted between the periods.

Sales

Year Ended December 31,
	2005	2004
Revenue:
Advertising revenue	$ 1,662,527	$ 1,831,457
Subscription revenue	315,579	316,150
On line seminars	50,000	125,000
Book sales	36,330	97,489
Special projects	603,088	223,090
Other revenue	3,565	3,754
Revenue	$ 2,671,089	$ 2,596,940

Sales for the Twelve months ended December 31, 2005 as compared to the same period in 2004 increased as noted by approximately $75,000. The net increase is principally the result of the increase in special project revenues of approximately $380,000 balanced by decreases in all other segments as reflected above.

The increase in special projects income was due to greater sponsorship revenues relating to our Disability Awareness Night Program.

Operating Expenses Including Cost of Sales

Cost of sales in 2005 decreased by approximately $155,000 as compared to 2004. the decrease is primarily due to reducing print run expense including print and postage expense.

Commentary on the significant variations in selling, general and administrative expense follow the table that is noted below.

Year Ended December 31,
	2005	2004
Selling general and administrative expenses:
Salaries and Benefits	$ 863,347	$ 890,132
Business Travel	381,033	194,205
Legal	299,119	106,634
Office Expenses	314,807	410,992
Information Technology	79,613	75,012
Administrative Travel	25,700	91,713
Consultants	95,133	118,237
Investor Relations	26,025	-
Sales and Marketing	39,783	19,523
Other Professional Fees	208,234	74,542
Other G&A	362,056	231,925
Selling, general and administrative expenses	$ 2,694,850	$ 2,212,915

Business travel expenses have increased approximately $187,000 as a result of the increase in sales personnel and an aggressive travel policy that has included extended travel missions to the West Coast and other locations outside of Pennsylvania and New Jersey requiring increased air travel, overnight accommodations, auto rental and meals while on station.

Legal expense increased  $193,000 and relates to 2005 litigation expense of approximately $160,000 with the balance relating to the costs of  SEC compliance and legal expense for general corporate matters.

Office expense decreased $96,000 related almost exclusively to the reduction in equipment lease expense from 2004 to 2005. EPGL terminated all significant equipment leases in 2005 resulting in this decrease.

Administrative travel was reduced in 2005 compared to 2004.  The decrease is due to the pre move and transition travel costs associated with the move of the corporate headquarters to Johnstown, Pennsylvania.

Other Professional Fees increased $134,000 over 2004  related to the cost of outside business consultants utilized for identifying revenue opportunities at the state, federal and local levels as well as within the military, implementation of a database management system and a network management contract.

Other general and administrative expenses increased approximately $130,000.  The most significant components of the increase were an increase to bad debt expense of $30,000, costs of key man life insurance of $15,000 and an increase in payroll taxes and payroll administration fees of approximately $20,000.  Other increases occurred over a range of expense categories that, when viewed individually, vary less than $5,000.

Interest

Interest expense has increased in 2005 compared to 2004 due to an increase in debt, including the $2,000,000 in new funding as previously and increasing interest rates due prime based lending on certain of the outstanding debt instruments as well

Taxes

We reflected no provision for income taxes in the first quarter of 2005 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $2,035,200 was recorded as a long term liability as of December 31, 2005.  (An additional $1 million was received in February 2006.)  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of December 31, 2005, the accretion was $35,200.

We incurred debt issue costs of $380,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2006, EP Global Communications, Inc. (the “Company”)  terminated the client-auditor relationship with Wiener, Goodman & Company, P.C. effective February 3, 2006.  On February 3, 2006, the Audit Committee of the Board of Directors of the Company unanimously approved the appointment of Malin, Bergquist & Company, LLP as the independent accountant for the Company. The Company engaged Malin, Bergquist & Company, LLP on February 3, 2006.

In connection with the audit of the fiscal year ended December 31, 2004 and the interim periods subsequent through February 3, 2006, there were no disagreements with Wiener, Goodman & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement or any event requiring disclosure pursuant to Item 304(a)(1)(iv)(B), (C), (D) or (E) of Regulation S-B.

The audit report of Wiener, Goodman & Company, P.C. on the consolidated financial statements of the Company as of and for the year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.   During the most recent fiscal year and the interim period subsequent to February 3, 2006, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

ITEM  8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have each evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date).  Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to September 2005 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.  Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have made significant changes to our internal controls subsequent to the Evaluation Date.  During the course of the most recent examination of our financial statements for the period ended December 31, 2005 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to September 2005.  We have since applied the necessary corrective action and believe this weakness has been remediated.

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information about our executive officers and directors.

Name	Age	Position
Joseph M. Valenzano, Jr.	60	President; Chief Executive Officer; and Director
Donald Chadwick	54	Director; Secretary; and Treasurer
Robert Salluzzo	59	Chief Operating Officer
Paul Cunningham	43	Chief Financial Officer, and Chief Accounting Officer
Dr. David Hirsch	58	Director
William Bleil	64	Director
Rear Admiral Raymond C. Smith	62	Director
Diane Jones	61	Director
Antoinette J.G. Hill	59	Director
F. Chandler Coddington, Jr.	73	Director

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

Set forth below is certain biographical information regarding our executive officers and directors:

Joseph M. Valenzano, Jr., MBA, APC - President / Chief Executive Officer / Director

Joseph M. Valenzano, Jr. is our President, Chief Executive Officer and Director. He assumed such positions upon our transaction with Psy-Ed Corporation in November 2003.  From 1993 until such time, Mr. Valenzano was the President, CEO and director of Psy-Ed Corporation originally located in Hackensack, New Jersey and then located in Oradell, New Jersey.

Mr. Valenzano received Bachelor of Science and Bachelor of Arts degrees in history and economics from Upsala College in 1967.  He also holds an MBA in Finance and Management from Fairleigh Dickinson University (1971); a Certified Management Accountant (CMA), in 1978, Mr. Valenzano was awarded an Advanced Professional Certificate (APC) in Accounting and Information Systems from the Graduate School of Business at New York University also in 1978.

Prior to his involvement with EP Global Communications, Inc and Exceptional Parent, Mr. Valenzano served as Vice President, Development for McGraw Hill Inc. from 1970 through 1977; Vice President, Corporate Development for Elsevier–NDU in the Netherlands, from 1977 through 1980; Sr. Vice President, Finance for Playboy Magazine in Chicago from 1980 through 1982; Executive Vice President, Operations for Medical

Economics from 1982 through 1988; and Executive Vice President Finance and Chief Financial Officer for Thomson International Publishing from 1988 through 1993.

Mr. Valenzano is a frequent speaker at conferences, organizations and medical and dental organizations serving people with disabilities and is on the board of a number of disability organizations. He is the Founder and Member of the Board of Trustees of the EP Foundation for Education, Inc., an IRS-approved 501(c)(3) not-for-profit corporation.  He has served as Chairman of the Executive Advisory Board for the Child Neurology Society and Child Neurology Foundation and as a member of the board of directors for the CNF. He is currently Chairman of the Executive Advisory Board to the American Academy of Developmental Medicine and Dentistry and serves as a member of the board of directors of that prestigious professional society.  He also serves on the board of directors of Oral Health America; CMRA of Tennessee and MOVE International.

He is the father of five sons, one of whom has a disability.

Donald S. Chadwick – Secretary, Treasurer and Director

Donald S. Chadwick is our Secretary, Treasurer and a director.  He became our Treasurer in 1997; our Secretary in 2000 and our director in 1997.  He is Chairman and the only member of the Finance Committee; and a member of our Audit Committee and Compensation Committee.

Donald obtained his Bachelor of Science Degree in Accounting from Babson College located in Massachusetts in 1974.  In 1994, he received a Masters of Business Administration in Strategic Planning from the University of Pittsburgh. Mr. Chadwick is currently a financial and tax consultant.

Mr. Chadwick was employed by Price Waterhouse & Co. from 1974 to 1985 as an auditor and later joined the tax department. In 1985, he left Price Waterhouse & Co. to establish a tax consulting practice serving individuals and corporations.

In October 1998, Mr. Chadwick formed Cardinal Debt Associates, L.P. (Debt) and Cardinal Equity Associates, L.P. (Equity) which are business development companies providing capital to small growth oriented businesses. In September 2000, Debt provided a short-term loan and line of credit to Psy Ed Corporation, a company that we undertook a transaction with in November 2003. In conjunction with the loan, Equity acquired a warrant position in Psy Ed which has been exchanged as a result of the share exchange with East Coast Airlines (now EP Global Communications Inc.) for 220,754 common shares.

Mr. Chadwick is the general partner of Cardinal Equity Associates, L.P., a majority member of 40401 Corporation LLC.  In August 2005, 40401 Corporation LLC filed for bankruptcy protection. In addition, Mr. Chadwick is the director of Signature Financial Group, Inc., a dormant company that previously owned various NASD registered broker-dealers.

Robert J. Salluzzo, CPA– Chief Operating Officer

Robert Salluzzo is our Chief Operating Officer  He assumed the positions of Chief Operating Officer and Chief Financial Officer in January 2004.

Mr. Salluzzo began his professional career with Price Waterhouse & Co., now PriceWaterhouseCoopers, in 1969, specializing in all areas of taxation relevant to multinational corporations, high net worth individuals and various charitable and personal benefit trusts. In 1976, he established his own accounting firm, Robert J. Salluzzo, CPA, P.C. focusing on the needs of emerging businesses. In this capacity, he was involved in the structuring of multi-million dollar asset based credit facilities as well as integrating funding from economic development agencies into capital formation plans for development stage companies. In 1977, he merged his firm with John R. Gleason CPA to form Gleason and Salluzzo Certified Public Accountants.  This business was located in Johnstown, New York.

In 1985, Gleason and Salluzzo was merged into Marvin & Company, a regional accounting firm located in both Albany, and Schenectady, New York. Mr. Gleason left the practice and Mr. Salluzzo became one of six partners responsible for the growth of the firm. In 1992, he retired to establish a consulting practice called Robert J. Salluzzo CPA, PC located in Johnstown, New York.  The consulting practice was aimed solely at addressing the financial needs of emerging and development stage companies with a secondary concentration in aviation related activities, including business planning for airports.

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

In 1969, Mr. Salluzzo received a Bachelor of Business Administration in accounting from St. Bonaventure University and is an honorably discharged Army officer having served as a battalion officer of the 5th of the 83rd Artillery from March 1970 through November 1971.

Paul Cunningham CPA MBA - Chief Financial Officer

Paul W. Cunningham is our Chief Financial Officer.  He joined the Company in March of 2006.

Mr. Cunningham received his Bachelor of Arts Degree in Accounting from Westminster College located in Western Pennsylvania in 1985 and he received his Masters of Business Administration in 1987 from the Fuqua School of Business at Duke University.  He is a Certified Public Accountant and a Certified Management Accountant.

Prior to joining EPGL Mr. Cunningham was the Chief Financial Officer and Controller for the Team Dealerships, a privately held group of automobile dealerships in central Pennsylvania with approximate annual sales of $70 million.  From 1994 through 2002, Mr. Cunningham was the Senior Operations Controller for Crown American Properties LP, a regional shopping mall developer with twenty six malls in seven states.  Crown American was acquired by Pennsylvania Real Estate Investment Trust (PREIT) in 2003.

David Hirsch, MD – Director

Dr. David Hirsch is our director.  He became a director in November 2003.

A pediatric physician, Dr. Hirsch specializes in caring for children with special health care needs.  He is presently the Medical Director for Maricopa Health Plan, based in Arizona.  He started this position in February 2005. In addition, he is also the Medical Director for Physicians Review Network, based in Arizona.  He also started this position in February 2005. In addition he is presently the Medical Director for both Hacienda de Los Ninos (this position commenced in 1994) and Hacienda de Los Angeles Skilled Nursing Facility (this position commenced in 2001). From 1979 through August 2004, he was a partner in Phoenix Pediatrics, Ltd., located in Phoenix, Arizona.  . He has worked with hundreds of children with disabilities throughout Arizona.  Dr. Hirsch is a fellow and is actively involved in the American Academy of Pediatrics (AAP) as a member in the section on Neurology, Home Health Care and Developmental Disabilities.  Dr. Hirsch received three degrees in engineering from Carnegie-Mellon University, Pittsburgh, Pennsylvania prior to earning his medical degree at the University of Cincinnati in 1975. In 1969, he received his Bachelor Of Science in Mechanical Engineering; in 1970, he received his Master of Science in Mechanical Engineering; and in 1970, he also received his Master of Science in Biotechnology.  From 1976 to 1978, he did his residency in pediatrics at the University of Michigan Affiliated Hospitals.   Dr. Hirsch writes a monthly column called “Ask the Doctor” for Exceptional Parent and is active on several boards of foundations and non-profit organizations.  He also serves as a member of Exceptional Parent’s Editorial Advisory Board.

Dr. Hirsch has the following teaching appointments: (i) 1978 - Chief Resident and Instructor in Pediatrics, Department of Pediatrics, University of Michigan; (ii) 1970 - Research Associate in Biomechanics, University of Pittsburgh; (iii) 2000 to Present – Clinical Assistant Professor in Pediatrics, Kirksville College of Osteopathic Medicine; and (iv) 1999 to Present – Clinical Assistant Professor, Midwestern College of Medicine. He has the following certifications and licenses: (i) National Board of Medical Examiners (1976); (ii) Arizona Board of Medical Examiners (1979); (iii) Fellow, American Academy of Pediatrics (1979); and (iv) Board Certified in Pediatrics, American Board of Pediatrics (1979).

William J. Bleil – Director

William J. Bleil is our director.  He became a director on June 24, 2005. He is also the Chairman of our Audit Committee and a member of our Compensation Committee.

Since 1989, Bill has been the President of First Presque Isle Corp. based in Erie, Pennsylvania, which was established at such time. It was established to assist companies in obtaining financing through banks, subordinated debt structures and equity structures. Bill has acted in a part-time executive capacity for several businesses.  All such businesses have been private companies.

He received a Bachelor of Science degree in Accounting from Gannon University in Erie, Pennsylvania in 1963.

Rear Admiral Raymond C. Smith, United States Navy (Retired) – Director

Rear Admiral Ray Smith is our director.  He became a director in November 2003.  He is the Chairman of our Compensation Committee.

Rear Admiral Smith, United States Navy (Retired), age 60 was a Navy SEAL for 31 years. During his four-year tenure as Commander of the 2300-men worldwide SEAL force, he raised personnel retention to a level three times the Navy average.  As a Navy Captain, Admiral Smith led the Navy SEALs in Operation Desert Storm, conducting over 200 combat operations of strategic significance while incurring no casualties.  Earlier in his career, Admiral Smith directed Navy SEAL training, generally considered to be the most challenging military training in the world. While in this position, Admiral Smith achieved the highest graduation rate in the 50-year history of the course (55%).

Admiral Smith has been recognized in numerous publications and books, most recently in Noel Tichy’s book, The Leadership Engine, in which he is cited as a leader closely involved with employees at every level of his organization.  Admiral Smith has also been recognized in Newsweek, Fortune, Readers Digest, and on the Discovery Channel, the History Channel, and CBS This Morning.

Admiral Smith was awarded the California Distinguished Service Award while a member of the Governor’s Council on Physical Fitness and Sports.  Working directly for the Council Chair, now Governor of California Arnold Schwarzenegger, he and the Navy SEALs focused on inner-city at-risk youth, children with special needs, and senior citizens.  The Admiral has spoken extensively on his leadership experiences and the philosophical underpinning which has supported his career. Admiral Smith also published two Navy SEAL manuals presently in print by the Government Printing Office.  These two, The SEAL Nutrition Manual and The SEAL Physical Fitness Manual, focus on the special nutritional and fitness needs of Navy SEALs, but have been well-received by the general population because of their application to all walks of life.

Prior to retiring from the U.S. Navy, Admiral Smith was assigned as the Director of Assessment for the U.S. Navy. As the first SEAL Admiral to serve in a general Navy assignment, Admiral Smith was responsible for developing the Navy’s first capability-based assessment process.  He led 100 systems analysts in providing service-level recommendations directly to the Chief of Naval Operations.

In 1967, Admiral Smith received his Bachelor of Science degree in engineering from the United States Naval Academy.  In 1974, he received a Masters of Science in Oceanography from the Naval Postgraduate School.

Diane Jones – Director

Diane Jones is our director.  She became our director on December 8, 2005.

Diane Jones has made significant contributions to the US Marine Corps family for the past several decades.  A strong supporter of all military families and volunteerism, she serves as an honorary member of the Board of Directors of the Marine Corps/Law Enforcement Foundation, and has served on the Advisory Board of the US Naval Services FamilyLine, the Armed Forces Association, the Armed Forces Branch of the YMCA, and the US Marine Officers Wives Club.  In 2002, the Marine Corps League selected Mrs. Jones as the recipient of the “Dickey

Chappelle Award” which is one of the most prestigious awards of the Marine Corps League.  The award is presented annually to a woman deserving of recognition by having made significant contributions in the interest of Marines or the United States Marine Corps.  A lifelong advocate for individuals with disabilities, Mrs. Jones is a member and past Board member of the Association for Retarded Citizens, an honorary member of the Board of Directors of the Jewish Foundation for Group Homes, and has served on the Board of Directors for Gabriel House, a non-profit organization which provides community residential programs with disabilities.  She has also served as Director of the Parent Resource Center assisting the families of students with special needs in Fairfax County, Virginia and has worked in special education as a teacher and coordinator of programs and placements for students with learning disabilities. During these last three years as First Lady of the Marine Corps, she has been instrumental in improving the quality of life for those Marines with family members in the Exceptional Family Member Program.  She is a member of the Department of Defense steering committee which held its first summit this year to explore ways of standardizing this program throughout military services.  Mrs. Jones has fostered a Committee for Persons with Disabilities comprised of family, base, and community representatives on every major Marine Corps base.   Mrs. Jones expertise has led her to testify before the Subcommittee on Select Education, U.S. House of Representatives, and she has served as a lecturer to graduate classes at George Mason University, Marymount College, and the University of Virginia.  She was appointed to the California State Council on Developmental Disabilities by Governor Pete Wilson during his term.  Mrs. Jones holds a Bachelor of Arts Degree from George Washington University and a Master’s Degree in Special Education from George Mason University. She is married to General James L. Jones, former 32nd Commandant of the Marine Corps and now presently serving as Supreme Allied Commander NATO.  The General and Mrs. Jones are long time supporters of the Exceptional Family Member Program (EFMP) in the United States Military and they are the parents of a young woman, Jennifer with Fragile X Syndrome.

Antoinette J.G. Hill – Director

Antoinette Hill is our director.  She became our director on December 8, 2005.

Antoinette Hill is a Community Advocate for children with disabilities and an active participant in promoting partnerships and programs that support healthy families and excellence in education for military children.  Mrs. Hill is currently a Consultant to the University of Miami School of Medicine’s Mailman Center where she co-developed and teaches a family perspective curriculum to third year pediatric residents. She is an active board member of the Military Child Education Coalition (MCEC), the Chairman of the Sub-Committee on Special Education and an immediate past member of the National Advisory Board for the MCEC.  Mrs. Hill is certified as a Special Education Parent Trainer and has received numerous public service awards for community and charitable work and was named one of the Outstanding Young women of America in 1984.  Mrs. Hill holds a bachelor’s and master’s degree.  She is married to General James “Tom” Hill recently retired four star U.S. Army General, U.S. Southern Command.  Mrs. Hill and General Hill are long time supporters of the EFMP Program and the Military Child Education Coalition. They are the parents of two children one of whom, Meghan, has a severe disability.

F. Chandler Coddington, Jr. – Director

F. Chandler Coddington is our director.  He became our director on December 8, 2005.

F. Chandler Coddington has served as a director of Vemics, Inc. since 2002.  Mr. Coddington has 46 years of experience in the insurance and retail/agency brokerage business.  He has served in several chairmanship posts, including Travelers, St. Paul, Cigna, and Connecticut General Life Insurance Company.  He is also active in many local non-profit endeavors, including United Way, Overlook Hospital, Chamber of Commerce, and the YMCA.  Mr. Coddington holds a Bachelor of Science degree from the University of Maine.

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

Audit Committee and Audit Committee Financial Expert

The Company has established an audit committee of the Board of Directors comprised of Mr. Bleil and Mr. Donald Chadwick.  The Board has determined that Mr. Bleil, who is an “independent” director, (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under Exchange Act) meets all of the criteria required of an audit committee expert.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending December 31, 2005, 2004 and 2003 whose salary and compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Annual Compensation	Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

Joseph M. Valenzano, Jr. (1)	2005	$150,000	0	0	0	0
President and CEO	2004	$150,000	0	0	0	0
	2003	$120,000	0	0	0	0

Robert Salluzzo (3)	2005	$127,500	0	0	0	0
COO	2004	$125,000	0	0	0	0
	2003	$55,000	0	0	0	0

Donald S. Chadwick (2)	2005	$6,000 (2)	0	0	0	0
Secretary and Treasurer	2004	$6,000 (2)	0	0	1,000 shares (4)
	2003	$6,000	0	0	0	0

(1) In accordance with Mr. Valenzano’s employment agreement dated June 1, 2005, he is to receive an annual salary of $200,000. Due to our cash constraints, the actual monthly amount owed to Mr. Valenzano has not been able to be paid. Presently, Mr. Valenzano is being paid as if his annual compensation is based on an annual salary of $200,000 with an accrual being placed on our records for the monthly difference that is owed. In this regard, as of December 30, 2005, an accrual of approximately $32,000 is reflected on our records for amounts owed but not yet paid.

(2) In 2005, Mr. Chadwick  received $4,500 in salary and $1,700 in consulting fees for preparing our tax returns.  In 2004, Mr. Chadwick also received $1,300 in consulting fees for preparing our tax returns.

(3) In 2005, Mr. Salluzzo received $127,500 against a base salary of $160,000. Due to our cash constraints, the actual monthly amount owed to Mr. Salluzzo has not been able to be paid. Presently, Mr. Salluzzo is being paid as if his annual compensation is based on an annual salary of $90,000 with an accrual being placed on our records for the monthly difference that is owed. In this regard, as of December 31, 2005, an accrual of approximately $24,000 is reflected on our records for amounts owed but not yet paid.

(4) For Mr. Chadwick’s attendance at our board of directors meetings.

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal year ended December 31, 2005

OPTIONS GRANTS IN PRESENT FISCAL YEAR (INDIVIDUAL GRANTS)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base Price ($/Share)	Expiration Date

None

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending December 31, 2005, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN

LAST FISCAL YEAR ANDFISCAL YEAR-END OPTION VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year- End($)(1) Exercisable/ Unexercisable

None

Employment Contracts

We presently have an employment agreement with Joseph Valenzano, our officer and director. The summary of such employment agreements is as follows:

Effective June 1, 2005, we entered into an agreement with Mr. Valenzano to act as our President and Chief Executive Officer; and Publisher of Exceptional Parent Magazine. The term of the agreement expires on June 30, 2008. His compensation is as follows: (i) Salary: $200,000 per year from June 1, 2005 through May 31, 2006.  For the periods June 1, 2006 through May 31, 2007 and June 1, 2007 through May 31, 2008, Mr. Valenzano’s base salary increases based on the Consumer Price Index increase in the preceding year for the New York/Metropolitan Area. Our board of directors may increase his base compensation based on its evaluation of his performance. The agreement acknowledges that Mr. Valenzano has voluntarily deferred a portion of his compensation owing him.  The agreement requires payment of such compensation by no later than December 31, 2005. If third party financing is secured by us, we are required to pay such amount at such time. Even though we have recently received financing, such amount has not been paid to date; (ii) stock options: upon execution of the agreement, Mr. Valenzano received 1,500,000 options to purchase our shares of common stock at a price equal to the fair market value of our stock on the exercise date.  The options are exercisable as cashless options. On each of the first and second anniversaries of the agreement, Mr. Valenzano shall receive an additional 500,000 options on the same terms as the original 1,500,000 (or an aggregate of 1,000,000 options); (iii) Mr. Valenzano will also be eligible to participate in an approved Incentive Stock Option Plan (which must be implemented by us no later than December 31, 2005); a cash incentive plan based on performance criteria negotiated by our Board of Directors or Compensation Committee no later than December 31, 2005; life and disability insurance policies.  Finally, upon reaching age 65, Mr. Valenzano shall have the right to sell up to 50% of his equity holdings in us, to us at 80% of fair market value or other reasonable value.  Mr. Valenzano’s employment may be terminated for cause.  In addition, if he is disabled for 180 days consecutive business days or 210 business days in a 270 business day period, the employment agreement shall be terminated. Mr. Valenzano can resign from his position with us at any time. If he is terminated based on his breach, there is a 2 year non-compete clause which prevents him from competing with us for a period of 2 years from such termination.

We maintain $1,000,000 of key man life insurance on the life of Mr. Valenzano. Based on our recent financing, we have purchased and have in force $3,000,000 of additional key man life insurance on   the  life of Mr. Valenzano   In the event of Mr.Valenzano’s demise, any insurance proceeds would be used to pay the outstanding balance remaining on the financing.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. In October 2004, the board of directors each received 1,000 shares for attendance at a directors meeting.

Consulting Agreement with Donald S. Chadwick

Prior to December 31, 2005, on an annual basis, Mr. Chadwick prepared our tax returns and we paid him a consulting fee for such work.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of April 14, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Joseph M. Valenzano, Jr	4,395,441(2)	17.52%
6 Pickwick Lane
Woodcliff Lake, New Jersey 07677

Donald Chadwick	628,537 (3)	2.51%
403 River Oaks Drive
Rutherford, New Jersey 07070

William J. Bleil	1,861,940 (6)	7.43%
1521 South Shore Drive Erie,
Pennsylvania 16505

Robert J. Salluzzo	673,783 (4)	2.69%
204 South William Street
Johnstown, New York 12095

Raymond C. Smith	1,000	*
179 Annandale Road
Pasadena, California 91105

David Hirsch	141,130(5)	*
602 West Ocotillo Road
Phoenix, Arizona 85013

Sigma-Tau Pharmaceuticals Inc. (7)	2,206,615	8.80%
800 South Frederick
Gaithersburg, Maryland 20877

Diane Jones	0	0

Antoinette J. G. Hill	0	0
1225 Malaga Avenue
Coral Gables, Florida 33134

F. Chandler Coddington, Jr.	0	0

Officers and Directors as a Group (9 persons)	7,701,831	30.71%

* Less than 1%

(1)

Based on 25,075,818 shares of common stock issued and outstanding as of April 14, 2006. In May 2005, Giltner Stevens was issued 2,000,000 shares in his name, to be held in escrow as contingent security for a loan of $140,000 made by Giltner Stevens.  The loan has recently been paid in full and Mr. Stevens has sent the 2,000,000 shares to our transfer agent for cancellation.  Therefore, although the 2,000,000 shares are reflected on the records of our transfer agent, we are not treating them as issued and outstanding.

(2)

Mr. Valenzano’s shareholdings consist of the following: 500,000 shares owned individually; 3,871,048 shares held in an IRA account for Mr. Valenzano; and 24,393 shares held in an IRA account for Patricia Valenzano, Mr. Valenzano’s wife.

(3)

Mr. Chadwick’s shareholdings consist of the following: 144,983 shares held individually; 12,800 shares held in a profit sharing plan for Mr. Chadwick; and 220,754 shares held in the name of Cardinal Equity Associates, L.P., a company beneficially owned by Mr. Chadwick. On July 28, 2005, Mr. Chadwick purchased 250,000 of our shares of common stock.  To date, such shares have not been issued and are not included in this calculation.

(4)	Mr. Salluzzo’s shareholdings consist of the following: 373,783 shares held individually; and 300,000 shares held by his wife, Mary W. Salluzzo.

(5)

Mr. Hirsch’s shareholdings consist of the following: 1,000 shares held individually; 24,393 shares held as a custodian for his minor child, Eythan Hirsch; and 24,393 shares held as a custodian for his minor child, Nathan Hirsch; and 91,344 shares held by the Phoenix Pediatrics Ltd profit Sharing Plan, of which Mr. Hirsch is the trustee and beneficiary.

(6)	Mr. Bleil’s shareholdings consist of the following: 1,803,040 shares held individually; 58,900 shares held as trustee for his minor grandchildren.
(7)	Gregg LaPointe is a representative of, and has investment control of, Sigma-Tau Pharmaceuticals Inc.

Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. Therefore, the table does not include AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 1988, Donald Chadwick, our director, formed Cardinal Debt Associates, L.P. (Debt) and Cardinal Equity Associates, L.P. (Equity), both of which are business development companies providing capital to small growth oriented businesses. In September 2000, Debt provided a short-term loan and line of credit to Psy Ed Corporation, a company that we undertook a share exchange transaction with in November 2003. In conjunction with the loan, Equity acquired warrants in Psy Ed.  Since such time, the warrants have been exchanged as a result of the share exchange with us (previously known as East Coast Airlines) for 220,754 common shares.  We still owe Debt $177,000 ($77,000 was incurred from a loan to Psy-Ed and $100,000 was incurred from a loan to us). This loan provided for interest only until the end of 2005 and is a three-year note.

Prior to December 31, 2005, Don Chadwick, one of our officers and directors, provided consulting work for us by preparing our annual tax returns.  He received a separate consulting fee for such work.

In August 2005, we condensed all loans and advances made by Joseph Valenzano, our officer and director, into an interest bearing note of $225,000 reflecting all advances made to us as through August 2005.  The balance at December 31, 2005 was $108,342.  The loan bears interest at the rate of 10% per annum and is payable on demand. It is an interest only loan.

F. Chandler Coddington is our director.  He became our director on December 8, 2005. F. Chandler Coddington has served as a director of Vemics, Inc. since 2002.  We just signed a material agreement with Vemics, Inc.

Other than as noted above, none of the directors, executive officers nor any member of the immediate family of any director or executive officer has been indebted to us since its inception. We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A On December 12, 2005 we filed an 8K based on the Agreement with Vemics, Inc.

EXHIBIT  DESCRIPTION

10.1            Articles of Incorporation and Amendments (1)

10.2            By-Laws (1)

10.3            Securities Purchase Agreement for $3,720,000 Financing (1)

10.4            Form of Callable Secured Convertible Note (1)

10.5            Form of Stock Purchase Warrant (1)

10.6            Joseph M. Valenzano, Jr. Employment Agreement (1)

10.7            Demand Loan Agreement dated August 31, 2005 made by us to Joseph M. Valenzano, Jr.

                     as the holder (1)

10.8            Printing Contract with Transcontinental Printing & Graphics, Inc. (1)

10.9            EBSCO Publishing, Inc. License Agreement (not executed) (1)

10.10          Booke and Company, Inc. Investor Relations Agreement (1)

10.11          Stock Option Agreements for Stephen B. Booke and Gerald A. Amato (1)

10.12          Registration Rights Agreement for $3,720,000 Financing (2)

10.13          Cardinal Debt Associates, L.P. Promissory Notes (2)

10.14          Vemics, Inc. Agreement (3)

10.15          Child Neurology Foundation Joint Vnture Agreement (3)

10.16          ProCirc Inc. Agreement (3)

  (1)   Filed with original SB-2 filing on October 20, 2005 (SEC File No. 333-129153)

  (2)   Filed with Amendment No. 1 to Form SB-2 on December 5, 2005 (SEC File No. 333-129153)

  (3)   Filed with Amendment No. 2 to Form SB-2 on December 30, 2005 (SEC File No. 333-129153)

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

Audit fees  2005:     $28,678

Audit fees  2004:     $37,837

Audit Related Fees

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

/s/ Paul Cunningham Paul Cunningham, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ William Bleil William Bleil, Director

/s/ Raymond Smith Raymond Smith, Director

/s/ Diane Jones Diane Jones, Director

/s/ F. Chandler Coddington F. Chandler Coddington, Director

Dated:	April 14, 2006

INDEX

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EP Global Communications, Inc.

We have audited the accompanying consolidated balance sheet of EP Global Communications, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EP Global Communications, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

            Erie, Pennsylvania

            March 17, 2006

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders EP Global Communications, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficiency,and cash flows of EP Global Communications, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EP Global Communications, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        Wiener, Goodman & Company, P.C.

        Eatontown, New Jersey

        February 24, 2005, except as to Notes 9 and 10 for which the date is August 5, 2005

F3

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

See accompanying footnotes to financial statements

F4

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005
Current Liabilities:	
Current portion of long term debt	$ 350,103
Short-term debt	19,224
Accounts payable	352,616
Accrued expenses	221,721
Due to shareholders	218,275
Deferred subscriptions and other revenues	518,180
Total Current Liabilities	1,680,119
Long-Term Liabilities:	
Long-term debt	2,458,497
Deferred subscriptions and other revenues	145,711
Total Long-Term Liabilities	2,604,208
Total Liabilities	4,284,327
Commitments and contingencies - see Note 10	
Stockholders' Deficiency:	
Preferred stock:	
Series A, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,333 shares	33
Series B, $1.00 par value; authorized 5,000,000 shares; issued and outstanding 309 shares	309
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 23,382,818 shares	2,338
Additional paid in capital	2,296,017
Deficit	(5,826,671)
Total Stockholders' Deficiency	(3,527,974)
Total Liabilities and Stockholders' Deficiency	$ 756,353

See accompanying footnotes to financial statements

F5

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

See accompanying footnotes to financial statements

F6

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

See accompanying footnotes to financial statements

F7

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

statement continued next page

F8

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

See accompanying footnotes to financial statements

F9

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

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

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiaries (“EP” or the “Company”), operates its primary business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).   In late 2004 and early 2005, EP entered into a joint venture, which has been consolidated in the Company’s financial statements, to promote on line educational seminars, using a web based medium presenting topics that relate to the care of special needs individuals.

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

F10

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

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

The Company has a major customer that comprised 18% and 19% of the Company’s revenue in the years ended December 31, 2005 and 2004, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those years.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $79,000 at December 31, 2005.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Minority Interests

Minority interests consist of a fifty percent (50%) ownership interest in EP Educational Network LLC (“LLC”) from September 2004 through September 2005 (see Note 9).

F11

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

During this period, the income from the operation of the entity and its respective minority interests have been reflected in the Company’s statement of operations for the years ended December 31, 2005 and 2004.  Beginning in October 2005, the LLC became a single member LLC with all transactions consolidated in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”), and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB104”).  Under these pronouncements, revenue is recognized when persuasive evidence of an arrangement exists, delivery of services and/or products has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Advertising revenue, which consists predominantly of graphic and text displays, is recorded in the period corresponding to the presentation in the publication. Online services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.  The costs to develop this internet income are period costs and are expensed when incurred. Print publication advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

Subscription income is recognized based upon the monthly pro-ration of income within the reporting period for a given subscription.

Deferred subscription income, net of agency commission, is recorded when subscription orders are received.  The Company uses a fulfillment house, which calculates the revenue to be recorded for all periods.  Customers generally subscribe to the magazine for three years.  Deferred subscription income represents the portion of the prepaid subscription not earned by the Company and paid for in advance of fulfillment by the Company to the customer.

Revenue from the production of on line educational seminars is recorded at the time of the the seminar is conducted.

Special project revenue recognition occurs at the time of delivery of the product or service that constitutes the special project.  Special projects include such undertakings as custom communications as well as the Company’s “Disability Awareness Night” program.

F12

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

Cost of Sales

Cost of sales consist of those costs that are associated with the production of income for a given business activity.

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

F13

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123).  There were no awards or outstanding compensatory options or warrants in the years ended December 31, 2005 or 2004; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

No compensatory options or warrants were granted during the years ended December 31, 2005 or 2004.  See Note 4 for discussion of warrants issued during 2005 in connection with a debt financing.

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

F14

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating year ended December 31, 2005 and 2004 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) per share at December 31, 2005 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

F15

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

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

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the settlement of its liabilities in the normal course of conducting business.  In the two most recent years, the Company has obtained cash from various debt financings to fund capital expenditures and for cash used by existing operations.  From September 2005 through January 2006, the Company used proceeds from a $3.0 million loan to repay a substantial portion of its debt and to provide for continuing operations through the third quarter of calendar year 2006.  The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

2.  Property And Equipment

Property and equipment at December 31, 2005 consists of the following:

Depreciation expense for the years ended December 31, 2005 and 2004 was $54,602 and $21,675, respectively.

3.  Accrued Expenses

Accrued expenses at December 31, 2005 consist of the following:

F16

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

4.  Debt

Long-Term Debt

Long-term debt at December 31, 2005 consists of the following:

F17

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

The following are maturities of long-term debt:

F18

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

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

In addition, the Company is to issue 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.  As of December 31, 2005, 3,338,000 warrants had been issued.    The remainder was issued in January, 2006.

A private investment firm received a commission of $240,000 (8% of the aggregate net proceeds of $3,000,000) for arranging for this financing.

Through December 31, 2005, the Company received net proceeds of $2,000,000 under the terms of the securities purchase agreement.  The Company also received $1,000,000 on January 29, 2006 immediately following the effectiveness of a registration statement filed by the Company with the SEC.

The convertible debt instrument bears interest at 8% per annum and is due September 23, 2008.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $2,035,200 was recorded as a long term liability as of December 31, 2005.  (An additional $1 million was received in February 2006.)  The convertible debt will be accreted to its face

F19

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

value of $3.7 million under the interest method until it is either converted or matures. As of December 31, 2005, the accretion was $35,200.

If the obligation had been settled on December 31, 2005, the Company would have issued 96,914,285 shares of its common stock (with a fair value of $3,392,000).  Under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

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

Short-Term debt

Short-term bank obligations at December 31, 2005, consists of an unsecured line of credit with MBNA in the amount of  $19,224, interest at 21.25%.

5.  Related Party Transactions

Amounts due to shareholders at December 31, 2005 consists of the following:

F20

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

The deferred compensation amounts due the Chief Executive Officer and Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the end of 2005. These balances are non interest bearing and are expected to be paid during 2006.

The non interest bearing advance from a shareholder represents funds advanced during 2005.  This balance was fully paid in February 2006.

Also, see Note 7 for information regarding common stock issued for services.

6.  Income Taxes

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

During the year ended December 31, 2005, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards of approximately $1,224,359 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2018.

There is no provision for income taxes for the years ended December 31, 2005 and 2004 as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

F21

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

The provision for income taxes on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

See Note 1 regarding the Company's business combination pursuant to a share acquisition agreement.  The business combination was a tax-free merger pursuant to Internal Revenue Code Section 368. Accordingly, in connection with this merger, the Company's ultimate recognition of its NOL became subject to Internal Revenue Code Section 382.

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

F22

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

7.  Stock Issued for Services

For the year ended December 31, 2005, the Company issued 1,250,000 shares of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $37,620, that has been recorded as an expense in the Company’s financial statements.  Of these amounts, 50,000 shares ($4,500) were issued to officers of the Company (a related party transaction).

For the year ended December 31, 2004, the Company issued 1,806,000 shares of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $16,254, that has been recorded as an expense in the Company’s financial statements.  Of these amounts, 800,000 shares ($7,200) were issued to officers of the Company (a related party transaction).

The Company accounts for the services using the fair market value of the services rendered.

8.  Stockholders' Deficiency

Common Stock

The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock.  All the outstanding Common Stock is fully paid and non-assessable.

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

F23

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

Liquidation Preference:

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

Redemption:

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

Conversion:

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

F24

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

Anti-dilution Adjustments:

The Series A Preferred Stock  provides for proportional adjustments to the conversion rate for stock splits, dividends, recapitalizations and similar transactions.

Voting Rights:

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

Preferred Stock – Series B

The Company is authorized to issue 5,000,000 shares of $1.00 par value cumulative Preferred Stock – Series B.  All the outstanding Preferred Stock is fully paid and non-assessable. Each share of the Preferred Stock is convertible, at the option of the holder at any time, into 277 shares of the Company’s Common Stock.

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

Liquidation Preference:

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

F25

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

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

Redemption:

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

Conversion:

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

F26

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

Voting Rights:

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

9. Interest In LLC

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

All content used is to remain the property of EP with any jointly developed content being the property of seminars with each of the parties able to utilize the content in any manner so long as that use is not disruptive to the purpose, intent or in conflict with the business activities of seminars.  Profits were to allocated based on the ownership ratio.

EP has recognized the transaction as an addition to minority interest.

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx returned its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital.  Also, the minority interest was further reduced, with an offset to paid in capital, by $7,173.  There are no obligations to InforMedx at December 31, 2005.

F27

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2005

10.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2006 and office equipment expiring in 2007.  Total operating lease expense amounted to $148,814 and $111,988 in 2005 and 2004, respectively.  Subsequent lease payments are $134,949 in 2006 and $6,035 in 2007.

Legal Proceedings

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April 1998.  The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651.  It is the Company’s belief that it will not be liable for the payments and that it has meritorious defenses to the amount claimed and well supported counter-claims that exceed the amount sought in this action.

On July 27, 2005, the Company received notice that an action has been commenced against the Company alleging breach of contract and other causes of action seeking specific performance and other unspecified damages.  The Company denied liability and counter-claimed for fraud.  In January 2006, the parties agreed to settle the matter, and the action was dismissed.

F28