Form 10QSB
period 2006-03-31
EP GLOBAL COMMUNICATIONS INC
filed 2006-05-22
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended  March 31, 2006

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period __________ to ___________

Commission File Number    _______________

EP Global Communications, Inc.

(Exact name of small Business Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1818396 (IRS Employer Identification No.)

C/O Exceptional Parent Magazine 551 Main Street, Johnstown, PA (Address of principal executive offices)	15901 (Postal or Zip Code)
(814) 361-3860 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

25,695,818 shares of $0.0001 par value common stock outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format        Yes [_]   No [X]

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Index
Page

Unaudited Consolidated Balance Sheet as of March 31, 2006	1 - 2

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005:	3

Unaudited Consolidated Statement of Shareholders’ Deficiency for the three months ended March 31, 2006:	4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005:	5 - 6

Notes to Unaudited Financial Statements	7 - 17

                                                        EP Global Communications, Inc.

                                                  Consolidated Balance Sheet (Unaudited)

                                            See Accompanying Notes to Financial Statements.

                                                                                        1

                                                                EP Global Communications, Inc.

                                                        Consolidated Balance Sheet (Unaudited)

March 31, 2006
Current Liabilities:		
Current portion of long term debt	$	168,205
Short-term debt		19,206
Accounts payable		298,743
Accrued expenses		154,904
Due to shareholders		43,566
Deferred subscriptions and other revenues		441,281
Total Current Liabilities		1,125,905
Long-Term Liabilities:		
Long-term debt		3,386,312
Deferred subscriptions and other revenues		138,033
Total Long-Term Liabilities		3,524,345
Total Liabilities		4,650,250
Commitments and contingencies - see Note 10		
Stockholders' Deficiency:		
Preferred stock:		
Series A, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,333 shares		33
Series B, $1.00 par value; authorized 5,000,000 shares; issued and outstanding 309 shares		309
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 23,875,818 shares		2,388
Additional paid in capital		2,305,217
Deficit		(5,905,422)
Total Stockholders' Deficiency		(3,597,475)
Total Liabilities and Stockholders' Deficiency	$	1,052,775

                                                 See Accompanying Notes to Financial Statements.

                                                                                              2

                                                                                            EP Global Communications, Inc.

                                                                            Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2006	2005
Revenue:		
Advertising revenue	$ 531,152	$ 585,192
Subscription revenue	87,114	58,294
On line seminars	25,500	40,000
Book sales	12,386	9,764
Special projects	316,400	241,274
Other revenue	5,270	16,651
Revenues	977,822	951,175
Cost of sales	363,520	348,120
Selling, general and administrative expenses	587,492	519,075
Costs and expenses	951,012	867,195
Income from operations	26,810	83,980
Other Expense:		
Depreciation and amortization	(41,355)	(13,530)
Interest expense	(64,207)	(15,809)
Other expenses	(105,562)	(29,339)
(Loss) / Income before provision for income tax	(78,752)	54,641
Income tax provision	-	-
(Loss) / Income before minority interests	(78,752)	54,641
Minority interest in income of consolidated subsidiary	-	3,915
Net (Loss) / Income	$ (78,752)	$ 58,556
(Loss) / Income per common share - basic	$ (0.00)	$ 0.00
(Loss) / Income per common share - diluted	$ (0.00)	$ 0.00
Weighted average common shares outstanding - basic	23,183,707	23,132,818
Weighted average common shares outstanding - diluted	23,183,707	23,852,619

                                                                                             See Accompanying Notes to Financial Statements.

                                                                                                                                        3

EP Global Communications, Inc.

Consolidated Statement of Shareholders’ Deficiency (Unaudited)

See Accompanying Notes to Financial Statements.

                                                                          EP Global Communications, Inc.

                                                        Consolidated Statements of Cash Flow (Unaudited)

                                                                            Statement continued next page.

                                                                                                    5

                                                                                  EP Global Communications, Inc.

                                                              Consolidated Statement of Cash Flow (Unaudited)

                                                                        See Accompanying Notes to Financial Statements.

                                                                                                                             6

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

principally dependent on each customer’s financial condition.  A majority of the subscription income is received in advance and presents little risk to the Company.  The Company controls its exposure to credit risk through monitoring procedures and establishes appropriate allowances for anticipated losses.

The Company has a major customer that comprised 16% and 12% of the Company’s revenue in the three months ended March 31, 2006 and 2005, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those years.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $79,000 at March 31, 2006.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Minority Interests

Minority interests consist of a fifty percent (50%) ownership interest in EP Educational Network LLC (“LLC”) from September 2004 through September 2005 (see Note 9).

During this period, the income from the operation of the entity and its respective minority interests have been reflected in the Company’s statement of operations and, beginning in October 2005, the LLC became a single member LLC with all transactions consolidated in the financial statements.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

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

Stock-Option Plan

Prior to December 31, 2005, the Company accounted for equity-based compensation issued to employees in accordance with Accounting Principles Board (“ABP”) Opinion No.  25 “Accounting for Stock Issued to Employees”.  APB No.  25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.  The Company made disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 “Accounting for Stock-Based Compensation.”

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers.  Although the Company adopted SFAS 123R beginning in the first quarter of 2006, there was no impact to the financial statements.

There were no awards or outstanding compensatory options or warrants in the three months ended March 31, 2006 or 2005; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

o compensatory options or warrants were granted during the three months ended March 31, 2006 or 2005.  See Note 4 for discussion of warrants issued during 2005 in connection with a debt financing.

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

(Loss) / Income Per Share

Basic (loss) / income per common share is computed by dividing net (loss) / income by the weighted average number of common shares outstanding during the period.  Diluted (loss) / income per common share is computed by dividing net (loss) / income by the weighted average number of common shares and potential common shares outstanding during the period.  The basic weighted average shares were used in calculating quarter ended March 31, 2006 and 2005 diluted (loss) / income per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) / income per share at March 31, 2006 relate to common stock warrants convertible into 5,000,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

2.  Property And Equipment

Property and equipment at March 31, 2006 consists of the following:

Depreciation expense for the three months ended March 31, 2006 and 2005 was $15,244 and $13,530, respectively.

3.  Accrued Expenses

Accrued expenses at March 31, 2006 consist of the following:

4.  Debt

Long-Term Debt

Long-term debt at March 31, 2006 consists of the following:

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

The following are maturities of long-term debt:

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

In addition, the Company issued 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm received a commission of $240,000 (8% of the aggregate net proceeds of $3,000,000) for arranging for this financing.

Through March 31, 2006, the Company received net proceeds of $3,000,000 under the terms of the securities purchase agreement.

The convertible debt instrument bears interest at 8% per annum and is due beginning in September 23, 2008.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $ 3,079,576 was recorded as a long term liability as of March 31, 2006.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures.  As of March 31, 2006, the cumulative accretion was $89, 464 of which $54,264 was recognized in the first quarter of 2006 and $35,200 was recognized as of December 31, 2005.

During the first quarter of 2006, the holder of the convertible debt exercised their rights to convert a portion of the debt to 1,200,000 shares of common stock.  The exercise price of the stock was $9,888 and the market value of the stock at March 31, 2006 was $12,000.

If the obligation had been settled on March 31, 2006, under the formula for conversion, the Company would issue approximately 513,265,000 shares of its common stock (with a fair value, based solely on the quoted market price per share as of March 31, 2006, of $5,133,000).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

Short-Term debt

Short-term bank obligations at March 31, 2006 consist of an unsecured line of credit with MBNA in the amount of  $19,206, interest at 21.25%.

5. Related Party Transactions

Amounts due to shareholders at March 31, 2006 consists of the following:

The deferred compensation amounts due the Chief Executive Officer and Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the end of the first quarter 2006.  These balances are non interest bearing and are expected to be paid during 2006.

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

During the quarter ended March 31, 2006, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2018.

There is no provision for income taxes for the quarters ended March  31, 2006 and 2005 as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

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

7.  Stock Issuances and Other Transactions

The holder of the Company’s convertible note exercised their option to convert a portion of the debt to 1,200,000 shares of the Company’s common stock.  See Note 4.

For the quarter ended March 31, 2006, the Company issued 225,000 shares of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $7,500, that has been recorded as an expense in the Company’s financial statements.

The Company accounts for the services using the fair market value of the services rendered.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

In connection with the dismissal of legal action against the Company (see Note 10), the plaintiffs returned 1,182,000 shares of the Company’s common stock.  At the time the Company reflected the stock as issued and outstanding, it recognized consulting expenses approximating $10,638.  Accordingly, in connection with the return and retirement of these shares of common stock, the Company has reduced consulting expenses for the quarter ended March 31, 2006 by $10,638.

During the first quarter of 2006, the Company issued 250,000 shares of its common stock to discharge a $2,500 accrued liability.

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

The holders of Series A and Series B Preferred Stock have certain rights more fully described in the footnotes to the Company’s December 31, 2005 financial statements included on Form 10KSB as filed with the Securities and Exchange Commission on April 14, 2006.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

 (Unaudited)

disruptive to the purpose, intent or in conflict with the business activities of seminars.  Profits were to allocated based on the ownership ratio.

EP has recognized the transaction as an addition to minority interest.

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx returned its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital.  Also, the minority interest was further reduced, with an offset to paid in capital, by $7,173.  There are no obligations to InforMedx at March 31, 2006.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate,  believe, plan, expect, future, intend and similar expressions to identify such forward-looking  statements. You should not place too much  reliance  on these  forward-looking  statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Plan of Operation

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

We have been notified that as of March 31, 2006, the bill containing an appropriation earmarked for EP Global in the amount of $1,000,000 has passed both houses of Congress and been signed by the president.  Please refer to the commentary that follows for further explanation of the process that will lead to the funding of this appropriation.   These funds will be used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs.

We have also expanded our sales force from four individuals in 2006 to eight individuals and one outside representative responsible for West Coast sales in support of our selling efforts primarily of space advertising in our various markets across the nation.

To improve efficiency and allow for greater promotion of our magazine to stimulate subscription income we have outsourced our entire circulation management to a firm specializing in this area.   The incremental cost of doing this is not material in relation to the costs to date.  Previously, circulation management has been handled internally by our existing staff.  Our business, with its multiple product lines and multi media approach to publishing and communications, suggests that we might best be able to grow our existing paid circulation base under the direction of an experienced and professional circulation management team who can also oversee the shift to a smaller more effective fulfillment firm; one more suited to the nature of our business which is heavily involved in medical and health care related activities.  Accordingly, we are shifting compensation and related expenses to outside professional circulation services that have experience in both consumer as well as medical/professional publishing.  The cost differential associated with this shift, as noted, is negligible but the potential for significant increases in paid circulation and related development activities such as bundled advertising and sponsored bulk distribution of the monthly magazine should yield higher revenue performance for us.

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

In 2006, we have continued our expanded Disabilities Awareness Night programs, principally conducted in major league baseball parks since 2004.  Prior to this time, our programs were taking place in National Basketball Association venues, minor league baseball parks and minor league hockey arenas. On May 23, 2005, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual “Hall of Fame” game, a ceremony honoring returning disabled veterans from Iraq and Afghanistan.  This was done in conjunction with Walter Reed Army Medical Hospital and its Commanding General who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his “Purple Heart” for wounds received in Iraq. We will, once again, on May 15, 2006 hold an event at the 2006 “Hall of Fame” game in Cooperstown. Sponsorship for the event is being provided by Mass Mutual Financial Group and Bearing Point, a national consulting firm headquartered in Tysons Corners, Virginia.

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

Our revenues are generated from the following activities:

Sale of Advertising Space in Exceptional Parent Magazine:  This is driven by a number of factors, including our editorial content and focus.  Our customers consist of large Fortune 500 companies:  Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch.  All purchase ad space in our publications is to enhance awareness and image for their products and services and brand recognition for their names. Historically, revenues generated from the sale of advertising space has ranged from approximately $1.6 million dollars to as high as $2.2 million in the past (1998).

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

Results of Operations for the Period Ended March 31, 2006

Liquidity and Capital Resources

Liquidity has improved in the first quarter 2006 as compared to the first quarter 2005 primarily as the result of the completion of a financing that provided the company with $3,000,000 of new working capital. That transaction is described below.

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

To date we have received $3,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the table below.

Gross Proceeds Received	$ 3,000,000

Less - Use of Proceeds
Closing Costs and Fees	340,000
Liquidation of line of credit and other bank debt	470,000
Pay down of trade debt	889,000
Pay down of private debt*	826,291
Pay down of debt to related parties	174,709
Total Proceeds Utilized	2,700,000

Net Retained for operating expenses	$300,000

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

With an existing forecast of minimum revenues of $4,000,000 in 2006, management believes that with the operational cash to be generated and the retained working capital from our recent funding the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecast and the additional funding received will meet the liquidity requirements of EPGL for 2006.

At the present level of operations, working capital requirements to sustain operations approximates $325,000 per month exclusive of any existing debt service that approximates an additional $7,000 per month.

To provide additional liquidity, in the first quarter of 2006management has applied for a line of credit secured by accounts receivable. A previously held line of credit in the amount of $450,000 had been paid off pursuant to the requirements of the securities purchase agreement under which $3,000,000 has been received through January 31, 2006. Although there is no assurance that we would be able secure such funding, management believes that with its improved working capital ratios and its improving revenue production it is reasonable to believe that a working capital line would be able to be secured.

Should 2006 revenues not reach the forecast level noted above, resulting in an additional need for working capital it is believed that additional liquidity may be provided by a line of credit as well as an increased in reliance on trade debt. This would in the short term provide the liquidity to support operations while adjustments are considered to bring revenues back on plan.  It should be noted that trade debt has been reduced from $600,000 (pre-funding) to under $300,000 (post-funding).

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations.

Results of Operations

Reflected in the tables below comparisons of revenue and sales and general administrative expenses for the quarters ended March  31, 2006 and 2005 as well as commentary on significant variations noted between the periods.

Sales for the three months ended March 31, 2006 as compared to the same period in 2005 increased as noted by approximately $26,000. The net increase is principally the result of the increase in special project revenues of approximately $75,000 balanced by decreases in all other segments, with the exception of subscription revenue..

The increase in special projects income was due to greater sponsorship revenues relating to our Disability Awareness Night Program earned in the first quarter 2006.

Operating Expenses Including Cost of Sales

Cost of sales in 2006 decreased by approximately $27,000 as compared to 2005.  The decrease is primarily due to reducing print run expense including print and postage expense.

Commentary on the significant variations in selling, general and administrative expense follow the table that is noted below.

The significant variations in the components of selling, general and administrative expense are discussed below.

Salaries and Benefits

The increase noted in the first quarter 2006 in this category as compared to 2005 is related totally to the increase in the number of individuals (23 versus 17) employed by EPGL. Increases have been made in both the sales and administrative areas.

Investor Relations

EPGL had engaged an investor relations firm in November 2005 to manage information processing relating to operations and activities relating to its stock. The organization Booke & Co. of New York City is paid $4,000 per month for its services in addition to any out of pocket expenses incurred.

Professional Fees

The increase of approximately $45,000 in the first quarter 2006 as compared to 2005 consists primarily of auditing, and accounting support fees that account for $34,000 of the noted increase with the remaining $11,000 comprised of various amounts under $3,000.

Interest, Depreciation and Amortization

Interest and amortization expense has increased in the first quarter 2006 compared to 2005 due to the accretion of $54,264 interest on the recently completed financing and $26,111 of amortization, relating to $340,000 of financing costs associated with that financing that are to be amortized over thirty six months.

Taxes

We reflected no provision for income taxes in the first quarter of 2005 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,079,576 was recorded as a long term liability as of March 31, 2006.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of March 31, 2006, the total accretion was $89,464 (of which $54,264 was recorded in the three months ended March 31, 2006.  Separately, the holder of the note exercised conversion privileges for 1,200,000 shares of common stock thereby reducing the amount of the debt by $9,888.

We incurred debt issue costs of $340,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

Off Balance Sheet Arrangements

None

Item 3.  Controls and Procedures

Evalution of Disclosure Controls

During the course of the most recent examination of our financial statements for the period ended December 31, 2005 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to September 2005.  We have since applied the necessary corrective action and believe this weakness has been remediated.

Management evaluated the effectiveness of the disclosure controls and procedures as of April 12, 2006.  This evaluation was conducted by the chief financial officer (the principal accounting officer).

Disclosure controls are controls and other procedures that are designed to ensure that information that is required to disclose in the reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Management does not expect that the disclosure controls or the internal controls over financial  reporting will prevent all error and fraud. A control system, no matter how well  conceived and  operated,  can provide only  reasonable,  but no absolute,  assurance that the  objectives of a control system are met.  Further, any control  system  reflects  limitations  on resources,  and the benefits of a control system must be considered  relative to its costs. These limitations also include the realities that judgments in  decision-making  can be faulty and that breakdowns can occur because of simple error or mistake. Additionally,  controls can be circumvented by the individual acts of some persons,  by collusion of two or more people or by  management  override  of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time,  controls may become inadequate because of changes in conditions,  or the degree of  compliance  with the  policies  or  procedures  may  deteriorate.

Because  of  the  inherent  limitations  in  a  cost-effective  control  system, misstatements due to error or fraud may occur and may not be detected.

27

Conclusions

Based upon his  evaluation  of the  controls,  the chief  executive  officer and the chief financial officer (principal  accounting  officer) have concluded  that,  subject to the  limitations noted  above,  the  disclosure  controls  are  effective  providing   reasonable assurance  that  material  information  relating to the Company is made known to management  on a timely  basis  during the  period  when the  reports  are being prepared.  There were no changes in the internal  controls that occurred  during the  quarter  covered  by this  report  that have  materially  affected,  or are reasonably likely to materially affect the internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3 of the Company’s 2005 annual report on Form 10KSB as filed with the Securities and Exchange Commission on April 14, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2006, we issued 60,000 shares of our restricted common stock to Richard Anslow and 40,000 shares of our restricted common stock  to Greg Jaclin in consideration for legal services rendered to us.  The issuance was valued at $.025 per share or $2,500.  Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering.  Messrs. Anslow and Jaclin are sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Messrs. Anslow and Jaclin had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.”  Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        B.  Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Dated:  May 22, 2006

/s/ Joseph M. Valenzano, Jr.

    Joseph M. Valenzano, Jr.

    President and Chief Executive Officer

/s/ Paul Cunningham

    Paul Cunningham

    Chief Financial Officer