Form 10QSB
period 2006-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2006-08-22
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended  June 30, 2006

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
(814) 361-3860 Issuer's telephone number, including area code:

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

28,295,818 shares of $0.0001 par value common stock outstanding as of August 15, 2006.

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

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Index
Page

Unaudited Consolidated Balance Sheet as of June 30, 2006	1 - 2

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005:	3

Unaudited Consolidated Statement of Shareholders’ Deficiency for the six months ended June 30, 2006:	4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005:	5 - 6

Notes to Unaudited Financial Statements	7 - 18

EP Global Communications, Inc.

Consolidated Balance Sheet (Unaudited)

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Consolidated Balance Sheet (Unaudited)

June 30, 2006
Current Liabilities:		
Current portion of long term debt	$	206,614
Short-term debt		18,386
Accounts payable		510,035
Accrued expenses		137,836
Due to shareholders		77,132
Deferred subscriptions and other revenues		324,688
Total Current Liabilities		1,274,691
Long-Term Liabilities:		
Long-term debt		3,381,749
Deferred subscriptions and other revenues		131,474
Total Long-Term Liabilities		3,513,223
Total Liabilities		4,787,914
Commitments and contingencies - see Note 10		
Stockholders' Deficiency:		
Preferred stock:		
Series A, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,333 shares		33
Series B, $1.00 par value; authorized 5,000,000 shares; issued and outstanding 309 shares		309
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 26,295,818 shares		2,630
Additional paid in capital		2,315,027
Deficit		(6,424,350)
Total Stockholders' Deficiency		(4,106,351)
Total Liabilities and Stockholders' Deficiency	$	681,563

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Consolidated Statements of Operations (Unaudited)

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Consolidated Statement of Shareholders’ Deficiency (Unaudited)

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Consolidated Statements of Cash Flow (Unaudited)

Statement continued next page.

EP Global Communications, Inc.

Consolidated Statement of Cash Flow (Unaudited)

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

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

The Company's cash and cash equivalents are concentrated primarily in three banks in the United States.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company's financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

The Company grants credit primarily to advertisers based on an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on these receivables is

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

principally dependent on each customer’s financial condition.  A majority of the subscription income is received in advance and presents little risk to the Company.  The Company controls its exposure to credit risk through monitoring procedures and establishes appropriate allowances for anticipated losses.

The Company has a major customer that comprised 16% and 5% of the Company’s revenue in the three months ended June 30, 2006 and 2005, and 13% and 8% in the six months ended June 30, 2006 and 2005, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those years.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $28,466 at June 30, 2006.

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

June 30, 2006

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

Revenue from the production of on line educational seminars is recorded at the time the seminar is conducted.

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

There were no awards or outstanding compensatory options or warrants in the six months ended June 30, 2006 or 2005; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

There were no compensatory options or warrants were granted during the six months ended June 30, 2006 or 2005.  See Note 4 for discussion of warrants issued during 2005 and in the third quarter of 2006 in connection with debt financing.

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

(Loss) Per Share

Basic (loss) / income per common share is computed by dividing net (loss) / income by the weighted average number of common shares outstanding during the period.  Diluted (loss) / income per common share is computed by dividing net (loss) / income by the weighted average number of common shares and potential common shares outstanding during the period.  The basic weighted average shares were used in calculating quarter and six months ended June 30, 2006 and 2005 diluted (loss) / income per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) / income per share at June 30, 2006 relate to common stock warrants convertible into 5,000,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

debt and to provide for continuing operations through the third quarter of calendar year 2006.  The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

2.  Property And Equipment

Property and equipment at June 30, 2006 consists of the following:

Depreciation expense for the three months ended June 30, 2006 and 2005 was $45,857 and $13,530, respectively.  Depreciation expense for the six months ended June 30, 2006 and 2005 was $87,212 and $27,060, respectively.

3.  Accrued Expenses

Accrued expenses at June 30, 2006 consist of the following:

4.  Debt

Long-Term Debt

Long-term debt at June 30, 2006 consists of the following:

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

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

June 30, 2006

 (Unaudited)

In addition, the Company issued 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm received a commission of $240,000 (8% of the aggregate net proceeds of $3,000,000) for arranging for this financing.

Through June 30, 2006, the Company received net proceeds of $3,000,000 under the terms of the securities purchase agreement.

The convertible debt instrument bears interest at 8% per annum and is due beginning in September 23, 2008.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $ 3,131,775 was recorded as a long term liability as of June 30, 2006.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures.  As of June 30, 2006, the cumulative accretion was $151,341 of which $61,877 was recognized in the second quarter of 2006, $54,264 was recognized in the first quarter of 2006 and $35,200 was recognized as of December 31, 2005.

During the first quarter of 2006, the holder of the convertible debt exercised their rights to convert a portion of the debt to 1,200,000 shares of common stock.  The exercise price of the stock was $9,888 and the market value of the stock at March 31, 2006 was $12,000. During the second quarter of 2006, the holder of the convertible debt exercised their rights to convert a portion of the debt to 2,400,000 shares of common stock.  The average exercise price of the stock was $0.004 and the market value of the stock at June 30, 2006 was $0.009.

If the obligation had been settled on June 30, 2006, under the formula for conversion, the Company would issue approximately 579,958,333 shares of its common stock (with a fair value, based solely on the quoted market price per share as of June 30, 2006, of  $0.009 - $5,219,624 in the aggregate).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

Provided the Company is not in default under the financing documents, it has a sufficient number of authorized shares of its common stock reserved for issuance upon full conversion of the promissory notes and its common stock is trading at or below $.15 per share, the Company shall have the right, exercisable on not less than 10 trading days prior written notice to the holders of the promissory notes, to prepay all of the outstanding promissory notes. If the Company exercises its right to prepay the promissory notes, it shall make payment to the holders of an amount in cash equal to either (i) 125% (for prepayments occurring within 30 days of the issue date of the promissory notes), (ii) 130% for prepayments occurring between 31 and 60 days of the issue date of the promissory notes, or (iii) 140% (for prepayments occurring after the

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

60th day following the issue date of the promissory notes, multiplied by the sum of the then outstanding principal amount of the promissory notes plus default interest.

As of August 15, 2006, the Company received $500,000 from the issuance of 10% convertible notes of the Company up to an aggregate principal amount of $2,000,000.  The notes are being purchased by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC., and are convertible into shares of the Company's common stock.

The notes are due three years after issuance.  The funds are to be received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.

In connection with this financing, the Company issued warrants for the purchase of 5,000,000 shares of common stock at an exercise price of $.01.

Short-Term debt

Short-term bank obligations at June 30, 2006 consist of an unsecured line of credit with MBNA in the amount of  $18,386, interest at 21.25%.

5. Related Party Transactions

Amounts due to shareholders at June 30, 2006 consists of the following:

The deferred compensation amounts due the Chief Executive Officer and Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the end of the second quarter 2006.  These balances are non interest bearing and are expected to be paid during 2006.

As of August 1, 2006, the Chief Operating Officer resigned and has entered into a consulting agreement with the Company.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

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

During the first six months of calendar 2006, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforwards expire at various times through 2025.

There is no provision for income taxes for the three and six months ended June 30, 2006 and 2005 as there was no taxable income in either period.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

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

7.  Stock Issuances and Other Transactions

The holder of the Company’s convertible note exercised their option to convert a portion of the debt to 3,600,000 shares of the Company’s common stock.  See Note 4.

For the quarter ended March 31, 2006, the Company issued 225,000 shares of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $7,500, that has been recorded as an expense in the Company’s financial statements.

For the quarter ended June 30, 2006, the Company issued 20,000 shares of the Company's common stock to employees as stock-based compensation in the amount of $160, that has been recorded as an expense in the Company’s financial statements.

The Company accounts for the services using the fair market value of the services rendered.

In connection with the dismissal of legal action against the Company (see Note 10), the plaintiffs returned 1,182,000 shares of the Company’s common stock.  At the time the Company reflected the stock as issued and outstanding, it recognized consulting expenses approximating $10,638.  Accordingly, in connection with the return and retirement of these shares of common stock, the Company reduced consulting expenses for the quarter ended March 31, 2006 by $10,638.

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

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx returned its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital.  Also, the minority interest was further reduced, with an offset to paid in capital, by $7,173.  There are no obligations to InforMedx at June 30, 2006.

10.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2006 and office equipment expiring in 2007.  Total operating lease expense for the six months ended June 30, 2006 and 2005, respectively, amounted to $65,447 and $45,134.  Subsequent lease payments are $57,877 for the remainder of calendar 2006 and $6,035 in 2007.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

 (Unaudited)

Legal Proceedings

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April 1998.  The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651.  The trial took place on June 22, 2006 and no decision has been rendered.  It is the Company’s belief that it will not be liable for the payments and that it has meritorious defenses to the amount claimed and well supported counter-claims that exceed the amount sought in this action.

On July 27, 2005, the Company received notice that an action has been commenced against the Company alleging breach of contract and other causes of action seeking specific performance and other unspecified damages.  The Company denied liability and counter-claimed for fraud.  In January 2006, the parties agreed to settle the matter, and the action was dismissed.

11.  Subsequent Events

In August 2006, the Company received $500,000 from the issuance of additional convertible debt.  See Note 4, above.

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

Plan of Operation

It is management’s intent to continue and expand our 35 year heritage of providing “Information that Matters From People Who Care” to the special needs market. The 35 year heritage is based on our wholly owned subsidiary, Psy-Ed Corporation d/b/.a Exceptional Parent Magazine. In 2004, we began implementing a growth strategy that consists of a three-point initiative as outlined below to increase revenues and profitability for 2006 and beyond.

Management believes that our core services, consisting of ad revenue, custom communications and EP Global special project segments including “Disabilities Awareness Night” conducted in various sports mediums as well as our unique, proprietary and innovative on line interactive TV quality CME and CEU accredited educational programs will continue to experience growth throughout the remainder of 2006.

Special Projects:

Disability Awareness Night -

In each of the preceding three years, the Disability Awareness Night (DAN) campaign launched in 2002 has grown substantially.  In 2002, we started with two teams, the New York Yankees and the Boston Red Sox.  In 2003, the participation expanded to fourteen teams.  In 2004, we grew to twenty-seven teams and in 2005 we had DAN events in thirty-one stadiums including the Hall of Fame Game in Cooperstown, New York. In 2006, we experienced the participation of our lead sponsor whose financial contribution has now expanded from $150,000 to $300,000 with ancillary sponsorship totaling an additional approximately $200,000 for print and other services. We also benefited from additional sponsorship provided by other national entities such as Genzyme, Shire Pharmaceuticals, CVS Pharmacy and Volvo.

Educational On Line Programming -

Through June we have completed three of four on-line interactive on-line live TV quality CME and CEU accredited educational programs under unrestricted educational grants from a major pharmaceutical company, Allergan Inc. This will be followed by additional educational series dealing with conditions such as epilepsy and expanded newborn screening utilizing tandem mass spectronomy (MS/MS).Indeed, already scheduled for September and November are two significant on line seminars with funding in place.  These are Klinefelter syndrome funded by a grant from Solvay Pharmaceuticals  and The Efficacy and Safety  of Hyperbaric Oxygen Therapy in the treatment of Cerebral Palsy, Traumatic Brain Injury and Autism Spectrum Disorders.  Each are accredited by a major medical university, the University of medicine and Dentistry of New Jersey (UMDNJ).   It is expected that in 2006 a substantial portion of an approved U.S. Army appropriation of $1,000,000 to provide education and informational access to professional and family military caregivers in the U.S. military will be received.  This funding will be dedicated to providing this education using our on line medium but will also include print based products such as a customized military edition of Exceptional Parent magazine and books from the EP Library, all distributed to key military bases around the country.

Strategic Initiatives:

Our platform for growth in part is due to a number of marketing joint initiatives that have been entered into allow EP Global to address specific target niche markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

Child Neurology Foundation -

Agreement to co produce on line seminars in 2006. No other entity has this opportunity. The CNF is the recognized extension of the more than 1,300 child and adult neurologists in the United States and the acknowledged entity by this group to conduct educational programming.

Vemics, Inc. -	Relating to technology exclusivity in health care. Has worldwide marketing and distribution rights for this technology.

CTC Foundation and John Williams -

EP Global and CTC / John Williams have agreed to joint market to assistive technology companies capitalizing on the work and writings already performed by John Williams an acknowledged expert in the field of assistive technology. Mr. Williams is a regular contributor to publications such as USA Today, writing on trends and developments in assistive technology an area of  critical importance to individuals with special needs

We have been notified that as of March 31, 2006, the bill containing an appropriation earmarked for EP Global in the amount of $1,000,000 has passed both houses of Congress and been signed by the President.  Please refer to the commentary that follows for further explanation of the process that will lead to the funding of this appropriation.   These funds will be used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs.

We have also expanded our sales force from four individuals in 2005 to six individuals and one outside representative responsible for West Coast sales in support of our selling efforts primarily of space advertising in our various markets across the nation.

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

In 2006, we have continued our expanded Disabilities Awareness Night programs, principally conducted in major league baseball parks since 2004.  Prior to this time, our programs were taking place in National Basketball Association venues, minor league baseball parks and minor league hockey arenas. On May 15, 2006, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual “Hall of Fame” game, a ceremony honoring returning disabled veterans from Iraq and Afghanistan.  This was done in conjunction with Walter Reed Army Medical Hospital. Sponsorship for the event was provided by Mass Mutual Financial Group and Bearing Point, a national consulting firm headquartered in Tysons Corners, Virginia.

On December 1-3, 2005 the Annual World Congress and Exhibition on Disabilities was held in Philadelphia, Pennsylvania.  Previously, in October 2004, it had been held in Orlando, Florida with approximately 6,000 attendees.  We conducted over 100 individual education sessions during the event with world renowned guest lecturers providing education on topics including autism, ADHD (Attention Deficit Hyperactivity Disorder), cerebral palsy and mental retardation..

We have disengaged from the World Congress and Exhibition as an entity and are expected to pursue alternative venues to continue the production of hosted educational sessions in a forum environment. This in addition to our interactive on line initiatives.

It should also be noted that further internal growth is expected to result from Exceptional Parent Magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry (“AADMD”), a national professional medical society of physicians and dentist specializing and dedicated to addressing the needs of people with developmental disabilities. Beginning with the July 2005 issue of Exceptional Parent Magazine,  the AADMD is providing articles for the magazine and the opportunity for physicians to secure up to 2 credit hours of Continuing Medical Education by completing a test that is to follow each article. Management believes that Exceptional Parent Magazine is the first and only special interest consumer publication ever to offer Continuing Medical Education credits to physicians. Our relationship with the AADMD is in addition to relationships we enjoy with numerous disabilities groups throughout the United States as well as with medical societies such as the Child Neurology Society, the American Academy of Pediatrics and the American Academy of Cerebral Palsy and Developmental Medicine.

It should also be noted that our officer and director, Joseph M. Valenzano Jr. is the only non-physician to hold a board seat on the AADMD and Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD.

In March 2005, we submitted an appropriations request in the amount of $1,000,000 to Congress. Under the appropriation request, the Army would receive $1,000,000 and then develop a contract for delivery of service with EP Global for that approximate value. We have been notified that the appropriation has been approved by both houses of Congress and signed by the President. Further, in February 2006 we were notified that “these funds had been released to the appropriate department at Fort Dietrich, MD which allows EP to begin the processing of its contract.   A full proposal submission has been made and reviewed by the Army and we are awaiting comments which represents a condition precedent to actual contract development and execution between EP Global and the Army. We have been told that the actual contract development is expected to take 60-90 days  which would mean that funding for the programs to be undertaken would occur in September 2006.

Once  funded in 2006 as outlined, this contract would increase our education and information programs to military families with special needs dependents and caregivers. It is our intent to build upon our existing relationships within the military community to bring timely and meaningful educational content in both print and on a web based delivery system to these families but also to the physicians charged with their care.  In this regard, we have already begun the process of exploring ways in which we can deliver high quality educational content focused in the chronic disability and special needs area in cooperation with military hospitals such as Walter Reed Army Medical Center, Brooke Army Medical Center and the Uniformed Medical Services School in Bethesda. This initiative, once operational, would result in increased revenue of a portion of the $1,000,000, to be recognized in 2006 from subscriptions, on-line interactive training sessions and custom communication sales. We would account for all revenues consistent with existing accounting policy which is to identify revenue streams consistent with our core services which are subscriptions, page advertising, and special projects/custom communications and on line web based programming. We would also identify these revenue streams as being generated from military funding so as to distinguish the revenue streams from those funded by private sponsorship.

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

Disability Awareness Night Programs at Major and Minor League Stadiums:  This program generates revenue. Each of these DAN Events are sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships.  In 2005 for example, total revenues from this effort aggregated approximately $400,000. We have already signed the sponsorship agreement with our lead sponsor for 2006 in the amount of $300,000 and have commitments from other sponsors that will yield revenues of approximately $400,000 in 2006.  This does not include any sponsorship revenues from other venues such as the NBA Games and NHL and Minor League Hockey Games.

EP Bookstore:  The EP Bookstore houses approximately 1,500 disability specific books, video and tapes dealing with a wide range of disability topics.  We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

The bulk of our library has been built through negotiating with third party publishers such as Baker and Taylor and McGraw Hill.  This has been done over a period of years and with great selectivity and sensitivity.  We evaluate the extensive titles published by other book publishing companies and inquire about their sales.  Based on the intelligence we obtain, we approach these companies which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals and objectives.  In many cases we are able to negotiate consignment inventory. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences whether consumer or professional in nature. We have this expertise and we went about building our library of titles in specific disciplines.  In the process of building this library, we place importance in understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, web site and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences.  The EP Bookstore also consists of book titles we own outright and exclusively.  Examples of such titles include the following: No Apologies for Ritalin by Bhushan Gupta, MD; and Patient Persistence by Adele Gill, RN and approximately five other titles.  None have a material impact taken individually or collectively but the profit margins earned on these sales are approximately 30% while the profit margins on other titles are in the vicinity of 10%.  Our decision to have a stake in book publishing is based on the fact that we receive countless number of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multi media publishing activities in print or on line.  We do not envision total revenues from our book operation to reach levels much beyond $200,000 per year with profit margins on the order of 15%.

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

On Line Interactive Educational Seminars:  Another element in our product mix is the EP On Line Interactive TV Quality Educational Seminars.  This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities.  We have produced a total of twenty such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD, CNF and CNS.  The fact that all of these seminars offer continuing medical education (CME) accreditation for physicians usually without fees, coupled with the fact that they do not have to travel but can instead participate from the comforts of their homes or offices, help to reduce costs and improve efficiency and educational results.  To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic life long conditions as we do. In addition, we do this by offering on line real time live interactive TV quality manner utilizing proprietary software and delivered over the Internet.   We expect to conduct over 10 such seminars in 2006 in combination with our military initiative.  We have completed three such seminars through June and there are two under contract for the third quarter without consideration of the military. We also have several other proposals outstanding.

Results of Operations for the Period Ended June 30, 2006

Liquidity and Capital Resources

The cash flows from operations for the quarter ended June 30, 2006 were insufficient to meet the operating requirements of the Company. To balance the cash requirements needed for operations the Company secured long term financing that provided the company with $5,000,000 of new working capital. Those transactions are described below.

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

On August 15, 2006, we completed additional financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $2,000,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible.  The first note will be in the amount of $500,000 and on the final business day of each month beginning in September 2006 and ending in November 2007, we shall issue additional notes of One Hundred Thousand Dollars ($100,000.00).

With an existing forecast of minimum revenues of $3,000,000 in 2006, management believes that with the operational cash to be generated and the retained working capital from our recent funding the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecast and the additional funding received will meet the liquidity requirements of EP Global for 2006.

At the present level of operations, working capital requirements to sustain operations approximates $325,000 per month exclusive of any existing debt service that approximates an additional $7,000 per month.

Should 2006 revenues not reach the forecast level noted above, resulting in an additional need for working capital it is believed that additional liquidity may be provided by the additional funding.

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations.

Results of Operations

Reflected in the tables below comparisons of revenue and sales and general administrative expenses for the six months ended June 30, 2006 and 2005 as well as commentary on significant variations noted between the periods.

Sales for the three months ended June 30, 2006 as compared to the same period in 2005 increased by approximately $65,000.  The largest component of the increase was special project income of approximately $32,000 along with an increase of $26,000 in subscription revenue and $21,000 in advertising revenue balanced by a decrease in on line income.  The increase in special projects income was due to greater sponsorship revenues relating to our Disability Awareness Night Program for 2006.  Sales for the six months ended June 30, 2006 as compared to the same period in 2005 increased as noted by approximately $51,000. The net increase is principally the result of the increase in special project revenues of approximately $86,000 balanced by decreases in all other segments, with the exception of subscription revenue.

Operating Expenses Including Cost of Sales

Both for the quarter and six months ended cost of sales in 2006 increased by approximately $111,000 and $97,000 respectively as compared to 2005.  The increase is primarily due to additional salaries and higher on line costs due to having more on line seminars.

Commentary on the significant variations in selling, general and administrative expense follow the table that is noted below.

The significant variations in the components of selling, general and administrative expense are discussed below.

Salaries and Benefits

Salaries and Benefits for the quarter and six months ended June 30, 2006 increased $29,000 and $113,000 respectively as compared to 2005 is related totally to the increase in the number of individuals (23 versus 17) employed by EP Global. Increases have been made in both the sales and administrative areas.

Investor Relations

EP Global had engaged an investor relations firm in November 2005 to manage information processing relating to operations and activities relating to its stock. The organization Booke & Co. of New York City is paid $4,000 per month for its services in addition to any out of pocket expenses incurred.

Consultants

The decrease of approximately $19,000 in the six months ended June 30, 2006 as compared to 2005 consists reflects expenses incurred in 2005 related to accounting support that has been assigned to permanent employees.

Interest, Depreciation and Amortization

Interest expense has increased in the quarter and first six months of 2006 compared to 2005 due to the accretion of interest in the amount of $61,876 for the quarter and $116,140 for the six months, for the recently completed financing.  Amortization expense has increased $28,333 for the quarter and $54,444 for the six months ended June 30, 2006 relating to $340,000 of financing costs associated with that financing that are to be amortized over thirty six months.

Taxes

We reflected no provision for income taxes in the first six months of 2006 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,131,775 was recorded as a long term liability as of June 30, 2006.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of June 30, 2006, the total accretion was $151,341 (of which $116,140 was recorded in the six months ended June 30, 2006).  Separately, the holder of the note exercised conversion privileges for 3,600,000 shares of common stock thereby reducing the amount of the debt by $19,781.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3 of the Company’s 2005 annual report on Form 10KSB as filed with the Securities and Exchange Commission on April 14, 2006.

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April 1998.  The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651.  The trial took place on June 22, 2006 and no decision has been rendered.  It is the Company’s belief that it will not be liable for the payments and that it has meritorious defenses to the amount claimed and well supported counter-claims that exceed the amount sought in this action.

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

Dated:  August 22, 2006

/s/ Joseph M. Valenzano, Jr.

    Joseph M. Valenzano, Jr.

    President and Chief Executive Officer

/s/ Paul Cunningham

    Paul Cunningham

    Chief Financial Officer