Form 10QSB
period 2006-09-30
EP GLOBAL COMMUNICATIONS INC
filed 2006-11-20
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended  September 30, 2006

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

34,495,819 shares of $0.0001 par value common stock outstanding as of November 10, 2006.

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

The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Index

Page

Unaudited Consolidated Balance Sheet as of September 30, 2006	1 - 2

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005:	3

Unaudited Consolidated Statement of Shareholders’ Deficiency for the nine months ended September 30, 2006:	4

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005:	5 - 6

Notes to Unaudited Financial Statements	7 - 19

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

Consolidated Statement of Shareholders’ Deficiency (Unaudited)

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Consolidated Statements of Cash Flow (Unaudited)

Statement continued next page.

EP Global Communications, Inc.

Consolidated Statement of Cash Flow (Unaudited)

Nine Months Ended September 30,			
	2006		2005	
Cash flows from financing activities:				
Proceeds from borrowings		1,610,701		2,087,542
Payments on debt		(337,215)		(832,149)
Increase in deferred financing costs		(153,000)		(220,000)
Reduction of capitalized lease obligation		-		(8,917)
Common Stock issued in connection with conversion of debt		31,208		-
Conversion of accrued liability to equity		2,500		-
Proceeds from shareholder		150,555		251,465
Repayments to shareholder		(184,709)		(23,935)
Net cash flows provided by financing activities		1,120,040		1,254,006
Net change in cash		1,949		10,704
Cash - beginning of period		11,160		25,304
Cash - end of period	$	13,109	$	36,008
Cash paid for interest	$	27,443	$	49,125
Cash paid for income taxes	$	-	$	-
Supplementary disclosure of non-cash investing and financing activities:				
Common stock issued for services	$	7,660	$	49,125
Conversion of minority interest to permanent capital	$	-	$	104,305
Conversion of accrued liability to equity	$	2,500	$	-
Retirement of common stock in connection with litigation settlement	$	(10,638)	$	-

See Accompanying Notes to Financial Statements.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

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

September 30, 2006

 (Unaudited)

principally dependent on each customer’s financial condition.  A majority of the subscription income is received in advance and presents little risk to the Company.  The Company controls its exposure to credit risk through monitoring procedures and establishes appropriate allowances for anticipated losses.

The Company has two major customers that comprised more than 10% of sales in the periods reported in the accompanying statement of operations.  One customer comprised 3% and 15% of the Company’s revenue in the three months ended September 30, 2006 and 2005, and 12% and 13% in the nine months ended September 30, 2006 and 2005, respectively.  One customer comprised 10% of the Company’s revenue in the three months ended September 30, 2006, and 7% and less than 1% in the nine months ended September 30, 2006 and 2005, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those years.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $16,680 at September 30, 2006.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

allowances, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

Subscription income is recognized based upon the monthly pro-ration of income within the reporting period for a given subscription.Deferred subscription income, net of agency commission, is recorded when subscription orders are received.  The Company uses a fulfillment house, which calculates the revenue to be recorded for all periods.  Customers generally subscribe to the magazine for three years.  Deferred subscription income represents the portion of the prepaid subscription not earned by the Company and paid for in advance of fulfillment by the Company to the customer.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

There were no awards or outstanding compensatory options or warrants in the nine months ended September 30, 2006 or 2005; accordingly, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company's results of operations, as reported, would not have changed.

There were no compensatory options or warrants were granted during the nine months ended September 30, 2006 or 2005.  See Note 4 for discussion of warrants issued during 2005 and in the third quarter of 2006 in connection with debt financing.

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

(Loss) Per Share

Basic (loss) / income per common share is computed by dividing net (loss) / income by the weighted average number of common shares outstanding during the period.  Diluted (loss) / income per common share is computed by dividing net (loss) / income by the weighted average number of common shares and potential common shares outstanding during the period.  The basic weighted average shares were used in calculating quarter and nine months ended September 30, 2006 and 2005 diluted (loss) / income per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) / income per share at September 30, 2006 relate to common stock warrants convertible into 5,000,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses and notes payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the settlement of its liabilities in the normal course of conducting business.  In the two most recent years, the Company has obtained cash from various debt financings to fund capital expenditures and for cash used by existing operations.  From September 2005 through January 2006, the Company used proceeds from a $3.0 million loan to repay a substantial portion of its debt and to provide for continuing operations through the third quarter of calendar year 2006.  In August 2006, the Company entered into a $2.0 million financing of which $600,000 was received in the third quarter.  The remainder of the financing will be received over the next 14 months at $100,000 per month. (See note 4.)   The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

2.  Property And Equipment

Property and equipment at September 30, 2006 consists of the following:

Depreciation expense for the three months ended September 30, 2006 and 2005 was $45,857 and $13,530, respectively.  Depreciation expense for the nine months ended September 30, 2006 and 2005 was $87,212 and $27,060, respectively.

3.  Accrued Expenses

Accrued expenses at September 30, 2006 consist of the following:

4.  Debt

Long-Term Debt

Long-term debt at September 30, 2006 consists of the following:

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

The following are maturities of long-term debt:

On September 23, 2005, the Company completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

Under the securities purchase agreement, the Company will issue up to $3,720,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 tradingdays immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our chief executive officer individually pledged 3,371,093 shares of common stock.In addition, the Company issued 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm received a commission of $240,000 (8% of the aggregate net proceeds of $3,000,000) for arranging for this financing.

The convertible debt instrument bears interest at 8% per annum and is due beginning in September 23, 2008.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $ 3,131,775 was recorded as a long term liability as of September 30, 2006.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures.  As of September 30, 2006, the cumulative accretion was $151,341 of which $61,877 was recognized in the second quarter of 2006, $54,264 was recognized in the first quarter of 2006 and $35,200 was recognized as of December 31, 2005.

During the first quarter of 2006, the holder of the convertible debt exercised their rights to convert a portion of the debt to 1,200,000 shares of common stock.  The exercise price of the stock was $0.008 and the market value of the stock at March 31, 2006 was $0.01.  During the second quarter of 2006, the holder of the convertible debt exercised their rights to convert a portion of the debt to 2,400,000 shares of common stock.  The average exercise price of the stock was $0.004 and the market value of the stock at September 30, 2006 was $0.009.  During the third quarter of 2006, the holder of the convertible debt exercised their rights to convert a portion of the debt to 4,000,000 shares of common stock.  The average exercise price of the stock was $.0.0029 per share and the market value of the stock at September 30, 2006 was $0.0055.

If the obligation had been settled on September 30, 2006, under the formula for conversion, the Company would issue approximately 964,630,000 shares of its common stock (with a fair value, based solely on the quoted market price per share as of September 30, 2006, of  $0.0055 - $5,305,465 in the aggregate).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

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

On August 15, 2006, the Company completed a second financing agreement by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.

Under the second securities purchase agreement, the Company will issue up to $2,600,000 in callable secured convertible notes.  The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.05 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible.  In addition, the Company issued 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.01 per share  and the term of the warrants is seven years.

A private investment firm received a commission of $60,000.

Through September 30, 2006, the Company received proceeds of $ 600,000 under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $ 606,267 was recorded as a long term liability as of September 30, 2006.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of September 30, 2006, the cumulative accretion was $6,267, all of which was recorded in the third quarter of 2006.

If the obligation had been settled on September 30, 2006, under the formula for conversion, the Company would issue approximately 183,717,275 shares of its common stock (with a fair value, based solely on the quoted market price per share as of September 30, 2006, of  $0.0055  - $1,010,445 in the aggregate).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

Short-Term debt

Short-term bank obligations at September 30, 2006 consist of

5. Related Party Transactions

Amounts due to shareholders at September 30, 2006 consists of the following:

The deferred compensation amounts due the Chief Executive Officer and Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the end of the third quarter 2006.  These balances are non interest bearing and are expected to be paid during 2006.

As of August 1, 2006, the Chief Operating Officer resigned and has entered into a consulting agreement with the Company.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

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

During the first nine months of calendar 2006, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforwards expire at various times through 2025.

There is no provision for income taxes for the three and nine months ended September 30, 2006 and 2005 as there was no taxable income in either period.

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

September 30, 2006

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

For the quarter ended September 30, 2006, the Company issued 20,000 shares of the Company's common stock to employees as stock-based compensation in the amount of $160, that has been recorded as an expense in the Company’s financial statements.

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

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

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

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx returned its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital.  Also, the minority interest was further reduced, with an offset to paid in capital, by $7,173.  There are no obligations to InforMedx at September 30, 2006.

10.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2006 and office equipment expiring in 2007.   The Company recently entered into an operating lease for office space expiring in 2009.  Total operating lease expense for the nine months ended September 30, 2006 and 2005, respectively, amounted to $85,892 and $70,645.  Subsequent lease payments are $18,786 for the remainder of calendar 2006, $42,780 in 2007, $42,780 in 2008, and 43,980 in 2009.

EP Global Communications, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

 (Unaudited)

Legal Proceedings

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. The Company was and is also a counterclaim defendant in the case.  A trial took place beginning on June 12, 2006, and the court entered findings of fact and rulings of law unfavorable to the Company.  No final judgment has been entered and the court has ordered that further hearings be held.  No further trial result or judgment is expected in the  current calendar year.  The Company intends to challenge the court’s findings and rulings in the normal course of the litigation.  It remains the Company’s belief that it will not be liable for the payments or any other damages sought in the case and that it has meritorious defenses to the damage claims against it.  The Company also believes that its claims in the case are well-grounded in fact and in law and that, successfully prosecuted as the case continues, might well exceed the amount of the claims against the Company in this action.

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

Special Projects:

Disability Awareness Night -

In each of the preceding three years, the Disability Awareness Night (DAN) campaign launched in 2002 has grown substantially.  In 2002, we started with two teams, the New York Yankees and the Boston Red Sox.  In 2003, the participation expanded to fourteen teams.  In 2004, we grew to twenty-seven teams and in 2005 we had DAN events in thirty-one stadiums including the Hall of Fame Game in Cooperstown, New York. In 2006, we actually did 36 teams./venues and we experienced the participation of our lead sponsor whose financial contribution has now expanded from $150,000 to $300,000 with ancillary sponsorship totaling an additional approximately $200,000 for print and other services. We also benefited from additional sponsorship provided by other national entities such as Genzyme, Shire Pharmaceuticals, CVS Pharmacy and Volvo.

Educational On Line Programming -

Through June we have completed four on-line interactive  live TV quality CME and CEU accredited educational programs under unrestricted educational grants from a major pharmaceutical company, Allergan Inc. dealing with spasticity.  We also did one on line seminar dealing with Hyperbaric Oxygen Therapy and its use in the treatment of Autism and Traumatic Brain Injury. This will be followed by additional educational series dealing with conditions such as epilepsy and expanded newborn screening utilizing tandem mass spectronomy (MS/MS).  Two significant on line seminars are scheduled for later in the year with funding in place.  These are Klinefelter syndrome funded by a grant from Solvay Pharmaceuticals and Epilepsy.  Each are accredited by a major medical university, the University of Medicine and Dentistry of New Jersey (UMDNJ).   It is expected that by the end of 2006 a substantial portion of an approved U.S. Army appropriation of $1,000,000 to provide education and informational access to professional and family military caregivers in the U.S. military will be received.  This funding will be dedicated to providing needed education using our on line medium but will also include print based products such as a customized military edition of Exceptional Parent magazine and books from the EP Library, all distributed to key military bases around the country.

Strategic Initiatives:

Our platform for growth in part is due to a number of marketing joint initiatives that have been entered into allow EP Global to address specific target niche markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

Child Neurology Foundation -

Agreement to co produce on line seminars in 2006. No other entity has this opportunity. The CNF is the recognized extension of the more than 1,400 child and adult neurologists in the United States and the acknowledged entity by this group to conduct educational programming.

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

In 2006, we have continued our expanded Disabilities Awareness Night programs, principally conducted in major league baseball parks since 2002.  In 2006 we tested the DAN concept with two NBA teams and intend to expand this to several others in 2007.   On May 15, 2006, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual “Hall of Fame” game, a ceremony honoring returning disabled veterans from Iraq and Afghanistan.  This was done in conjunction with Walter Reed Army Medical Hospital. Sponsorship for the event was provided by Mass Mutual Financial Group and Bearing Point, a national consulting firm headquartered in Tysons Corners, Virginia.

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

In March 2005, we submitted an appropriations request in the amount of $1,000,000 to Congress. Under the appropriation request, the Army would receive $1,000,000 and then develop a contract for delivery of service with EP Global for that approximate value. We have been notified that the appropriation has been approved by both houses of Congress and signed by the President. Further, in February 2006 we were notified that “these funds had been released to the appropriate department at Fort Dietrich, MD which allows EP to begin the processing of its contract.   A full proposal submission has been made and reviewed by the Army and we are awaiting comments which represents a condition precedent to actual contract development and execution between EP Global and the Army. Recently we were notified that our proposal has been approved but cut back to $830,650 and a contract is forthcoming on or about December  1, 2006.

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

Results of Operations for the Period Ended September 30, 2006

Liquidity and Capital Resources

The cash flows from operations for the quarter ended September 30, 2006 were insufficient to meet the operating requirements of the Company. To balance the cash requirements needed for operations the Company secured long term financing that provided the company with $5,000,000 of new working capital. Those transactions are described below.

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

Results of Operations

Reflected in the tables below comparisons of revenue and sales and general administrative expenses for the nine months ended September 30, 2006 and 2005 as well as commentary on significant variations noted between the periods.

Sales for the three months ended September 30, 2006 as compared to the same period in 2005 decreased by approximately $150,000.  The largest component of the decrease was advertising revenue of approximately $128,000 along with an decrease of $40,000 in special projects revenue.  Sales for the nine months ended September 30, 2006 as compared to the same period in 2005 decreased as noted by approximately $98,000. The net decrease is principally the result of the decrease in advertising revenue of approximately $158,000 and $29,000 in book sales offset by increases in subscription revenue of $49,000 and other revenues of $33,000.

Operating Expenses Including Cost of Sales

Both for the quarter and nine months ended cost of sales increased by approximately $112,000 and $225,000 respectively as compared to 2005.  The increase is primarily due to additional salaries and higher on line costs due to having more on line seminars.

Commentary on the significant variations in selling, general and administrative expense follow the table that is noted below.

The significant variations in the components of selling, general and administrative expense are discussed below.

Business Travel for the quarter ended September 30, 2006 decreased by $118,000, legal fees decreased by $36,000, information technology decreased by $8,000, consulting fees decreased by $15,000 and professional fees decreased by $19,000.  The company continues to examine ways to further reduce expenses.

Interest, Depreciation and Amortization

Interest expense has increased in the quarter and first nine months of 2006 compared to 2005 due to the accretion of interest in the amount of $61,876 for the quarter and $116,140 for the nine months, for the recently completed financing.  Amortization expense has increased $28,333 for the quarter and $54,444 for the nine months ended September 30, 2006 relating to $340,000 of financing costs associated with that financing that are to be amortized over thirty nine months.

Taxes

We reflected no provision for income taxes in the first nine months of 2006 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,789,546 was recorded as a long term liability as of September 30, 2006.  The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of September 30, 2006, the total accretion was $220,540 (of which $185,340 was recorded in the nine months ended September 30, 2006).  Separately, the holder of the note exercised conversion privileges for 7,600,000 shares of common stock thereby reducing the amount of the debt by $30,995.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3 of the Company’s 2005 annual report on Form 10KSB as filed with the Securities and Exchange Commission on April 14, 2006.

The Company is a plaintiff against a former director and shareholder who has not satisfied the terms of his agreement with the Company of April 1998. The action resulted in the Company suspending payments to him under that agreement which at the time of suspension had a balance of $119,651. The Company was and is also a counterclaim defendant in the case.  A trial took place beginning on June 12, 2006, and the court entered findings of fact and rulings of law unfavorable to the Company.  No final judgment has been entered and the court has ordered that further hearings be held.  No further trial result or judgment is expected in the  current calendar year.  The Company intends to challenge the court’s findings and rulings in the normal course of the litigation.  It remains the Company’s belief that it will not be liable for the payments or any other damages sought in the case and that it has meritorious defenses to the damage claims against it.  The Company also believes that its claims in the case are well-grounded in fact and in law and that, successfully prosecuted as the case continues, might well exceed the amount of the claims against the Company in this action.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        B.  Reports on Form 8-K

August 1, 2006	Item 5.02. Departure Of Directors Or Principal Officers - Resignation of Chief Operating Officer

September 18, 2006	Item 5.02. Departure Of Directors Or Principal Officers - Resignation of Chief Financial Officer

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Dated:  November 20, 2006

/s/ Joseph M. Valenzano, Jr.

    Joseph M. Valenzano, Jr.

    President and Chief Executive Officer

/s/ James McGinnis

    James McGinnis

    Chief Financial Officer