Form 10KSB
period 2006-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2007-04-16
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[?  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30797

EP GLOBAL COMMUNICATIONS, INC.

(Name of Small Business Issuer in its charter)

DELAWARE	14-1818396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Exceptional Parent (EP) Magazine 416 Main Street, Johnstown, PA	15901
(Address of principal executive offices)	(Zip code)

(814) 361-3860

Issuer’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Yes [  ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Registrant's revenues for its most recent fiscal year were $2,566,004.

The Issuer's stock is trading on the OTC Electronic Bulletin Board under the symbol EPGL.OB.

As of April 10, 2007 the Company had 116,065,818 common shares outstanding.

Forward-Looking Statements

Certain information contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the control of EP Global Communications, Inc., (the Company). Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions; labor costs; competitive pressures on pricing; consumer perceptions of the Company’s products; other operational matters discussed herein; and other risks and uncertainties. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed.

EP GLOBAL COMMUNICATIONS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated in the State of Delaware in November 1999, under the name East Coast Airlines, Inc. (“ECA”), which was established to become a fully certified Federal Aviation Regulation Part 121 air carrier. The original business plan was to provide scheduled air service to small and medium-sized markets that had experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. We expected to operate as an independent carrier and serve select markets in the Northeast United States.

In June 2000, we filed a Form 10-SB Registration Statement with the SEC to register our common stock under the Securities Act of 1933, as amended (the “1933 Act”), which became effective in July 2000. The tragic events of September 11, 2001, severely affected the airline industry and impeded ECA’s efforts to finance its business plan. In the months following September 11, 2001, security concerns caused airline ridership to plummet, and as a consequence reduced, in management's opinion, the potential for a successful launch of the airline. The ensuing decline in the United States economy also created a significant impairment to the successful implementation of our original business plan.

As a consequence of the events of September 11, management commenced its new plan to identify a strategic partner with whom it could develop a business relationship through either a joint venture, acquisition, merger, or share exchange transaction. In February 2003, preliminary discussions began with a private entity to enact a consolidation through either a merger or acquisition transaction.

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of Psy-Ed Corporation (Psy-Ed) and East Coast Airlines, Inc., the companies entered into a Share Acquisition Agreement that authorized ECA to offer 173 shares of our common stock for each share of Psy-Ed common stock held of record by all Psy-Ed Stockholders.

A summary of the material terms and conditions of the offering are as follows:

Psy-Ed Stockholders were offered 173 of our common shares for each common share of Psy-Ed owned of record. We reduced our outstanding common shares to 7,265,932 from 19,113,400 common shares. We amended our Certificate of Incorporation, increasing our authorized common shares from 20,000,000 to 60,000,000. We changed our corporate name to “EP Global Communications, Inc.,” our present name. The members of the Board of Directors of ECA resigned, and the nominees of Psy-Ed were appointed to the Board of Directors of the new parent company, EP Global Communications, Inc., with Joseph M. Valenzano, Jr., becoming our President and CEO. Psy-Ed became our wholly owned subsidiary corporation.

Psy-Ed Stockholders owning 75,208 of the Psy-Ed common shares exchanged their Psy-Ed common shares for our common shares. We issued an aggregate of 13,010,984 common shares to the Psy-Ed Stockholders. The share exchange resulted in Psy-Ed Shareholders owning approximately 65% of our outstanding common stock. Psy-Ed has become our wholly owned subsidiary.

The current board of directors consists of the following members, ratified by a shareholders vote in December 2006:  (1) Joseph M. Valenzano, Jr.; (2) Donald Chadwick; (3) Dr. David Hirsch; (4) William Bliel; (5) Rear Admiral Raymond C. Smith (Retired); and (6) Diane Jones.

About Us

Having completed this acquisition, we became a global communications company dedicated to providing information for people with disabilities and special health care needs. Our mission is to provide practical advice and emotional support to families and caregivers of children and adults with disabilities and special health care needs and to the physicians, allied health care professionals and teachers involved in their care and development. This now includes our work with the United States Military and its Exceptional Family Member Program (EFMP), under a contract with the United States Army entered into in late 2006.

Our 36-year-old flagship publication, Exceptional Parent (EP) magazine, provides the foundation of what we do. In 2003, we received the New Freedom Initiative Award from the Jim Mullen Foundation in Chicago, symbolic of the Best Publication and Web Site in the Nation for People with Special Needs. EP magazine was also the recipient of Three Gold Medals for Editorial Excellence from FOLIO: at the Magazine Publishers Association Awards Dinner in New York, and three Gold Medals for Excellence in Journalism from the Consumer Health Publishing Association of America for our work in the areas of Epilepsy, Newborn Screening, and Mitochondrial and Metabolic Disorders. In November 2003, EP magazine received the Distinguished Service Award from the Epilepsy Foundation of New Jersey for our work on behalf of people with epilepsy. Joseph M. Valenzano, Jr., our President and CEO, is the recipient of numerous awards for his efforts on behalf of people with disabilities and special needs, including the Distinguished Service Award from the Fragile X Foundation, given to him by General James L. Jones, former Commandant of the Marine Corps and retired Supreme Allied Commander of NATO Forces. Mr. Valenzano has also received citations from Senator Frank Lautenberg of New Jersey for his work in autism and is the recipient of the 2007 Theresa Foundation Award, which will be conferred on him in May 2007. Working with the leaders in the field, we have established strategic relationships with major professional medical societies and lay organizations serving people with special needs.

Over the years, we have focused our editorial content on the key issues affecting our audience and have worked to provide them with important information on topics such as the spectrum of autistic disorders; the Individuals with Disabilities Education Act (IDEA) Reauthorization; the No Child Left Behind Act; epilepsy and complex seizure disorders; Attention Deficit Hyperactivity Disorder (ADHD); and the latest developments in mobility, assistive technology, and communication devices. Among many other features, we have produced a Consumers Guide to Assistive Technology and A Consumers Guide to Mobility, and have conducted a twelve-part educational series on epilepsy that has spanned two calendar years and will conclude in September 2007.

We also expanded our coverage of key areas in the disabilities arena with added columns, including Tech-Scapes and IDEA Notebook, as well as continuing series on autism, financial planning, and adaptive physical sports and recreation for people with disabilities. In addition, we have continued our efforts to expand awareness of the benefits of expanded newborn screening using tandem mass spectrometry (MS/MS). Our President and CEO, Joseph M. Valenzano, Jr., and our Editor in Chief, Rick Rader, MD, are frequent speakers on this subject at major professional medical society and consumer disabilities conferences across the nation. We have also recommended that expanded newborn screening be embraced by the U.S. Military, eliciting the support of the Exceptional Family Member Program (EFMP) and additional support through meetings with military health care professionals. We were instrumental in pushing this forward in the state of Tennessee. In early 2006, the American Society for Medical Genetics came forward with a position and recommendation that all newborns be screened for all known inborn errors of metabolism, and this has helped move the adoption of MS/MS forward in some states. But there still exist great disparities, which we hope through persistent education and awareness to help eliminate.

In 2006, we expanded our unique Disability Awareness Night™ (DAN™) Program to both Major League and Minor League Baseball teams. Thirty-six DAN events were held in 2006, including our second annual Disability Awareness Night of Military Distinction, at the Hall of Fame Game, in Cooperstown, New York, in partnership with the National Baseball Hall of Fame. In 2007, we will produce approximately 40 such DAN events, including our third annual Disability Awareness Night of Military Distinction Hall of Fame Game in Cooperstown, on May 21. The DAN Program began with just two teams in 2002, the New York Yankees and the Boston Red Sox, and has enjoyed significant growth since then, with a major National Sponsor, Massachusetts Mutual Life Insurance Company, and other regional Sponsors such as CVS, Genzyme, Volvo, and Shire Pharmaceuticals. Each DAN event includes a pre-game ceremony honoring people who, by virtue of how they have lived their lives in the face of adversity, or by how they have dedicated their lives to helping others, serve as an inspiration for all of us. These individuals are honored on the field in a brief ceremony just prior to the singing of the National Anthem.  Past honorees include individuals such as General James L. Jones, former 32nd Commandant of the Marine Corps and retired Supreme Allied Commander of NATO Forces; his wife Diane Jones; and their daughter Jennifer, who has Fragile X. General Jones and his wife Diane are steadfast supporters of the military Exceptional Family Member Program (EFMP). Other past DAN honorees include Eunice Kennedy Shriver, founder of International Special Olympics; Travis Roy; Dr. Darryl De Vivo, world-renowned specialist in the field of mitochondrial and metabolic disorders; Piero Rinaldo, MD, PhD, Director of the Human Genetics Department at the Mayo Clinic and a pioneer in the field of expanded newborn screening; actress Geri Jewell; and others.  In early 2007, we have expanded into race tracks associated with NASCAR, as a new venue, are test marketing programs with two NBA teams, and are evaluating the feasibility of expanding into other sports venues.

EP Global Communications, Inc. (EPGL), and Vemics, Inc., have a Joint Venture agreement wherein EPGL is the exclusive provider of live, online, interactive, TV-quality educational systems in the disabilities arena wordwide. Vemics is the creator of this proprietary technology that offers the ability to do live, online, point-to-point educational programs, accessing and including up to as many as ninety sites/locations simultaneously. In 2006, supported by a pharmaceutical company, we delivered four such programs, dealing with Spasticity Management. In 2007, we will deliver six such programs, each focusing on areas of spasticity diagnosis and management, and again supported by a pharmaceutical company. Additionally, we have expanded this resource into other subject areas, delivering programs in the financial services sector, and on Hyperbaric Oxygen Therapy and epilepsy. All of our programs delivered into the clinical arena include valuable Continuing Medical Education (CME) Credits and often Continuing Education Units (CEU) for allied health care professionals and educators. Our system of providing these high-quality online CME/CEU-accredited seminars allows them to be digitized and stored electronically for future access on our Web site, http://www.eparent.com. These programs are focused exclusively in the arena of chronic life-long disabilities and conditions as opposed to disease states. This delivery system represents a unique and valuable way to expand knowledge in this field, filling a major void that exists because of the lack of such training in the nation’s medical schools. Over the past two years, we have delivered a total of 12 online seminars dealing with a range of topics such as childhood movement disorders; the management and control of refractory seizures in people with mental retardation and developmental disabilities; managing pediatric gait deficiencies utilizing dynamic bracing; attention deficit hyperactivity disorder (ADHD); lysosomal storage disorders; and newborn screening. The four online seminars on spasticity and movement disorders were endorsed by the Child Neurology Society (CNS) as well as the American Academy of Developmental Medicine and Dentistry (AADMD). It is important to note that in July 2005, the AADMD formally recognized EP magazine as the official publication of the AADMD. Of additional significance is that we now also offer CME accreditation through EP magazine itself, making EP the only special-interest consumer publication in the nation to bear the endorsement of a professional medical society and to offer Category I CME accreditation for physicians. It is a level of respect and honor we value immensely, and it offers us the opportunity to expand our programs into the mainstream pharmaceutical and medical equipment arenas.

In EP’s January 2005 Annual Resource Guide, EP was designated as the exclusive publisher of The President’s Report on People with Intellectual Disabilities, through the President’s Committee for People with Intellectual Disabilities (PCPID) – formerly known as the President’s Committee on People with Mental Retardation, complete with the seal of the office of the President of the United States of America, which appears on the cover of the 2005 Annual Resource Guide. In 2007, we were asked by Dr. Margaret Giannini of the Health and Human Services Office on Disability to publish the Consumer Edition of the Surgeon General’s Report “To Improve the Health and Wellness of Persons with Disabilities.” The full text of this report was printed in its entirety in our January 2007 Annual Resource Guide and has received wide acclaim.

Over the years, we have become an authority in the disabilities and special health care needs arena and have in place the following attributes:

–

An authoritative, proprietary monthly publication read by physicians, educators, nurses, therapists and families alike and endorsed by professional medical societies and lay organizations, offering Category I CME accreditation

–

A Custom Communications Business with the capability of producing clinical (and other) publications on a wide range of disorders. Examples of these include: A Primary Care Physicians Guide to Mitochondrial and Metabolic Disorders; A Parent’s Guide to Mitochondrial and Metabolic Disorders; End Stage Renal Disease: A Primer for Nurses, Dieticians, Physicians and Patients; What Families Need to Know About Childhood Seizures; Epilepsy: New Patterns of Care for the Twenty-First Century; Childhood Movement Disorders; Positive Perspectives for Cerebral Palsy; Oral Health Care for People with Disabilities; Universal Newborn Screening (which has won world-wide acclaim); New Hope for People with Epilepsy: The Vagus Nerve Stimulator; and many others

–	A Web site (http://www.eparent.com) with over 2.0 million visits per month and which is presently undergoing a redesign with significant improvements scheduled for launch in May 2007

–

We participate in a Joint Venture with Vemics, Inc., (Vemics stands for visually Enhanced Multi-Point  Interactive  Communications System) which is rapidly becoming embraced by major companies and organizations.  That Joint Venture is known as EP LiveOnline™.  In addition to the clinical seminars we have done and continue to do, our systems have been purchased by the Secretary of Education for the State of Pennsylvania and installed in 29 District Offices; by Massachusetts Mutual Life Insurance Company for its General Agent offices and headquarters locations and by various other research based entities, all of whom have found the use of the system an effective communications tool which reduces substantially the need for excessive and costly travel.  Indeed, our own company utilizes the Vemics technology for online sales meetings and on occasion to interact with Board Members and to conduct interviews.

–	A reference library – The EP Bookstore - available for sale to the public with one of the largest arrays of disability and special needs books in the industry (over 1,800 titles)

–

Strategic Alliances with virtually every major professional society and consumer/family support group/organization and association in the field including: The American Academy of Pediatrics (AAP); the Child Neurology Society (CNS); the American Academy of Developmental Medicine and Dentistry (AADMD); the International Medical Dystonia Research Foundation; Spina Bifida Association of America; Special Olympics International; United Cerebral Palsy Foundation for Education and Research; Governmental bodies such as: The National Institutes of Health; the Centers for Disease Control & Prevention; U.S. Department of Education and the Office of Special Education and Rehabilitation; Department of Defense and the U.S. Military Exceptional Family Member Program (EFMP); the Military Child Education Coalition; the International Dyslexia Association; the National Multiple Sclerosis Society; Family Voices; Fragile X Foundation; Cure Autism Now; Autism Society of America; National Alliance for Autism Research; Epilepsy Foundation; Children with Attention Deficit Hyperactivity Disorder; and a host of other organizations and associations whose reach into the special health care needs market is enormous.

The business mission of EP Global Communications, Inc. is to continue to grow as a multi-media communications company leveraging its core strengths and serving the needs of specific Professional Medical, Healthcare, Technology, Financial Planning and Consumer target-niche market segments in the disabilities and special needs arena from infancy to geriatrics.  Our goal is simply to make a positive difference in the lives of people with disabilities and special needs and all those who are involved in their care and development. Tactically, we seek to accomplish this by utilizing a multi-media approach to communications that includes print, online/interactive services and the Internet, customized reports, exhibits, conferences, and books. (See our Circle Business Strategy, illustration right.)

Products and Services

The following is a list of our products and services:

Sale of Advertising Space in Exceptional Parent Magazine:  This is driven by a number of factors, including our editorial content and focus.  Our customers consist of large Fortune 500 companies:  Ford, Chrysler, Kimberly Clark, UCB Pharmaceuticals, Valeant Pharaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch.  All purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names.

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums:  This program generates revenue. Each of these DAN Events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships.  In 2006 for example, total revenues from this effort aggregated approximately $400,000. We have executed the sponsorship agreement with our lead sponsor for 2007 and have commitments from other sponsors that will yield revenues well in excess of $400,000 in 2007. This does not include any sponsorship revenues from other venues such as the NBA and NHL, as well as various tracks running NASCAR races – we are in the process of financial arrangements to associate ourselves with certain NASCAR tracks.

EP Bookstore:  The EP Bookstore houses approximately 1,800 disability-specific books and videotapes dealing with a wide range of disability topics.  We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

Custom Publishing & Contract Publishing:  Over the years, we have assembled educational editorial series published in EP Magazine, had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand alone monographs focused on a specific subject area and distributed to key target market segments mutually identified by a project sponsor and ourselves.  All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies and financial services companies.  In the medical arena, at all times, we adhere to strict ACCME Standards for medical education and strict standards that ensure the separation of that which is educational and that which is promotional in nature.  An example, purely for illustrative purposes, might proceed along the following lines:

A series is published on a given subject, e.g. movement disorders or infantile spasms,  featuring the very best medical and scientific research authorities we can identify. The series might be three, four or six consecutive articles in EP magazine, each one focused on a specific area.

Once complete, the series is then reviewed by a separate panel of experts to ensure that it is adequate and or needs additional bolstering if it is to be packaged as a stand-alone monograph.  Additional content may or may not be recommended and we would then take it forward to the sponsor/grantor.

The sponsor/grantor will decide whether to proceed with the development of a stand-alone monograph.  We would price the project to include paper, printing, distribution costs, packaging, etc.  A price quote will be provided to the sponsor inclusive of our profit margin.

The project will be produced and implemented as a turn-key project and disseminated to a target audience that is likely to include physicians, allied health care professionals and consumers and likely to also include the endorsement and support of major consumer and professional organizations.

Online Interactive Educational Seminars:  Another element in our product mix is EP LiveOnline™, a Joint Venture between EPGL and Vemics, Inc., providing live, interactive, TV-quality educational seminars. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities.  We have produced a total of 20 such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD.  The fact that all of these seminars offer CME accreditation for physicians usually without fees, coupled with the fact that attendees and presenters/faculty do not have to travel but can instead participate from the comforts of their homes or offices, help to reduce costs and improve efficiency and educational results.  To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic life long conditions as we do. In addition, we do this by offering online real time live interactive TV quality manner utilizing proprietary software and delivered over the Internet. Finally, all content is archived and stored electronically for future use and dissemination

Competition

The following publications represent competition:

(1) C2 Publishing/ABILITY MAGAZINE; Audience – Americans with disabilities, Lifestyle, consumer

(2) Equal Opportunity Publications/CAREERS AND THE DISABLED; Audience - People with disabilities who are at the undergraduate, graduate or professional level

(3) No Limits Comm., Inc./NEW MOBILITY; Audience – Wheelchair Users

(4) Challenge Publications, Ltd./PALAESTRA; Audience – People with disabilities participating in Sports, Physical Education, and Recreation; Coaches

(5) Paralyzed Veterans of America/PN News & info for people who use wheelchairs

(6) Muscular Dystrophy Assoc/QUEST; Audience – Primarily people with any of 43 neuromuscular diseases in MDA program; also read by 1000s of physicians, clinicians, therapists, and other medical care providers

(7) New Mobility  Magazine - primarily a dealer oriented publication with limited editorial and focused exclusively on mobility issues

There are no other competitors doing Disability Awareness Night Programs, Custom Clinical Monographs or online interactive CME accredited educational programs and none that are endorsed by a professional medical society.

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

Academy for Healthcare Education

Division of The Impact Group

330 Madison Ave., 21st Floor

New York, NY 10017

212-490-2300

www.ahe.edu

Develops CME/CPE-certified programs for physicians and pharmacists, including regional, local, and satellite symposia.  Also develops enduring materials such as monographs and multimedia programs, including websites, audioconferences, and videoconferences.

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

973-785-8500

www.commonhealth.com

Creates comprehensive and groundbreaking medical education solutions.

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

Although the above companies may be deemed to be our competition, none of the above companies focus on chronic life long conditions and disabilities in the manner that we do.  None offer content that spans the spectrum of disabilities from infancy to seniors nor the multi-media approach used in disseminating this content. In addition, EP magazine is the only special-interest consumer publication serving the special needs marketplace that has been accorded the privilege of offering Continuing Medical Education (CME) credits to physicians, and that is endorsed by a professional medical society. Both of these distinctions have been conferred by the American Academy of Developmental Medicine and Dentistry (AADMD).

Material Agreements

(1) Printing Contract with Transcontinental Printing & Graphics, Inc. – this agreement was originally signed with Exceptional Parent magazine in 1999.  It was for a five-year period commencing October 1, 1999 and ending on October 1, 2004. In July 2004, it was extended for an additional five years to October 2009, in the form of a letter received from Transcontinental. It provides for the printing of our monthly publication called “Exceptional Parent.”

(2) EBSCO (Elton B. Stephens Company) Publishing, Inc., License Agreement – we executed this agreement on October 1, 2005 but have not received an executed agreement from EBSCO Publishing, Inc. This agreement is for a 3-year term with successive one year renewals unless either party provides notice of non-renewal 90 days prior to the expiration of the present term. This agreement provides a license for the content of our publications to be disseminated by EBSCO Publishing, Inc. EBSCO agrees to pay us royalties, on a quarterly basis, equal to 20% of the net revenue collected on products sold by them.

(3) Previously, Booke and Company, Inc. Investor Relations Agreement – The arrangement with Booke and Company has officially ended, effective December 31, 2006.

(4) Vemics, Inc. Agreement – On December 8, 2005, we entered into an exclusive Joint Venture agreement (the Agreement) with Vemics, Inc. (Vemics), whereby Vemics and EP will undertake to jointly provide an Internet-based, online interactive TV-quality communication system for the delivery of educational/training content and business meetings. Pursuant to the Agreement, we will (i) market and resell Vemics services to our customers and sponsors in the special needs market; and, (ii) utilize exclusively the Vemics system in providing our customers and sponsors with live, online, interactive Internet-based educational/training content and business meetings. Vemics has appointed us to act as its exclusive global representative in this capacity, and has granted us a license to provide Vemics services, software, and documentation to our customers. Vemics will provide us with sales and marketing literature, as well as training sessions for our sales and technical personnel. Vemics will also provide customer support services to our customers and to us.  Vemics and EP will share equally among the profits after all direct expenses are paid, from fees paid by our customers and sponsors in connection with the services rendered as provided by the Agreement. EP Global Communications, Inc., will report all revenues as a component of its financial reporting. The agreement shall remain in force until November 1, 2007 (the Initial Term).  Upon the expiration of the Initial Term, the Agreement will automatically renew for one additional term of three years (Renewal Term) unless and until either party notifies the other party of termination, in writing.  The Agreement may be terminated by either party upon default or insolvency of the other party.

(5) ProCirc, LLC. Circulation Services Agreement – Effective November 11, 2005, we signed a Circulation Services Agreement with ProCirc, LLC whereby ProCirc will perform circulation services for us.  The agreement commenced on December 1, 2005 and terminates on November 30, 2006. It shall automatically renew for successive one-year periods starting on December 1, 2006, unless either party terminates the Agreement on 90 days prior written notice before the end of any term. We are required to pay ProCirc the sum of $7,000 per month for basic services under the agreement for the first 12 months of the agreement.  The ProCirc Agreement was renewed for one year at a rate of $5,500 per month and expires on November 30, 2007.

(6) On November 28, 2006, the Company entered into an agreement with the United States Army for a U.S. Army Research Project, entitled Exceptional Family Training and Transitioning Program, focusing on education and training in the developmental and special healthcare needs arena. The contract, which is worth over $800,000, will be paid in installments and will be effective from December 1, 2006 through December 31, 2007. Under the terms of the agreement, EP Global Communications Inc., will be working with the U.S. Army Medical Corps (USA-Medical Corps) and the Exceptional Family Member Program (USA-EFMP) Managers and Families by providing a special U.S. Army section of Exceptional Parent (EP) magazine, developing and implementing a series of online Continuing Medical Education (CME) and Continuing Education Units (CEU)-accredited live, online, interactive, TV-quality seminars on a variety of disability-specific topics and by providing selections from the EP Bookstore to be delivered to specified U.S. Army installations and special needs families.

Upon commencement following a needs assessment meeting with representatives of the Department of Defense (DoD) Exceptional Family Member Program (EFMP), U.S. Army, USA Medical Corps, and other interested parties, EP Global Communications, Inc., and USA-EFMP are implementing and distributing plan goals. Up to eight military installations with large hospital and rehabilitation facilities are identified as the target DoD recipients of this information, and these centers will be key sites for measuring the effectiveness of this research undertaking. Beginning in January 2007, EPGL delivered its annual resource guide, and beginning in February 2007, EPGL began delivering copies of EP to the designated military installations.

EP Global will also be working with the USA-EFMP Managers, USA Medical Corps, and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD) in developing and executing up to six Continuing Medical Education (CME) and Continuing Education Units (CEU)-accredited live, online, interactive, TV-quality seminars to EFMP families, Army Medical Staff and others in the arena of developmental disabilities. The topics and focus of these seminars will be determined by the special needs assessment by the USA-EFMP delegates, who will be working in concert with EP Global Communications, Inc., and its associated partners, AADMD, and Vemics, Inc.

On September 23, 2005, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $3,720,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our officer and director, Joseph Valenzano individually pledged 3,371,093 shares of our common stock.

In addition, we are to issue stock purchase warrants convertible into shares of our common stock on a one-for-one basis. The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm, Westminster Securities Corporation, based in New York City, received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing.

To date, we have received net proceeds of $3,000,000 under the terms of the securities purchase agreement which represents the total commitment for funding from the group identified above.

In August 2006, we completed a secondary financing agreement with NIR, LLC, by executing a securities purchase agreement with the following entities: AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $2,600,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.05 or the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, we are to issue stock purchase warrants convertible into shares of our common stock on a one-for-one basis. The exercise price is $.01, and the term of the warrants is five years.

To date, we have received net proceeds of $1,300,000 of the $2,000,000 committed, with the balance to be paid to us in equal installments of $100,000 through November 2007, under the terms of the securities purchase agreement, which represents the total commitment for funding from the group identified above.

Governmental Regulation

Our business is not subject to any governmental regulations.

Intellectual Property

We do not have any patents.  We have registered trademarks for the following: Disability Awareness Night (DAN); EP Symbol of Excellence; EP Global Communications, Inc.; and Disability World Communications.

Employees

As of April 14, 2007, we have 24 full-time employees and 4 part-time employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into an employment agreement with our chief executive officer and director.

ITEM 2. DESCRIPTION OF PROPERTY

We consolidated our office space in 2006 into one central location from which our business is conducted. We currently operate our business from one (1) corporate office located as follows: (1) corporate headquarters at 416 Main Street, Johnstown, Pennsylvania 15901, telephone number (814) 361-3860.  The lease agreement for this space is from December 1, 2006 through December 31, 2009. The monthly base rent payment for the initial year of the lease is $3,400. During the previous year, our monthly rent payments for base rent and additional rent were approximately $7,500 per month. This lease is in the name of EP Global Communications, Inc., doing business as Exceptional Parent (EP) magazine, our wholly owned subsidiary. In August 2006, the company’s office space was consolidated, merging the former New Jersey location with the Johnstown location, into the one (1) office in Johnstown, representing a significant savings in rent and overhead costs.  In December 2006, the Johnstown office was relocated from 551 Main Street, Johnstown, to its present location at 416 Main Street, Johnstown, resulting in additional rent and overhead cost savings. The monthly base rent payment for the previous Johnstown office at 551 Main Street, for the period November 1, 2005 through October 1, 2006 was $6,262.75. EP also has a lease for one (1) apartment located as follows: (1) apartment at 335 Bloomfield Street, Apartment #3, Johnstown, Pennsylvania 15904. The lease agreement for this space is from January 16, 2007 through December 31, 2007. This apartment serves as a cost-saving measure for offsite employees who need to travel to and do business in the Johnstown office at various times during the year. The fixed monthly cost of this rental unit is $495, with $500 having been initially paid as a security deposit, refundable in total at the end of the lease term if no damages have been incurred. This investment allows EP to avoid variable and expensive hotel costs.

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

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351.  When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy).  The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint.  The Company and Counsel believes that further litigation should result in the ultimate dismissal of this Chapter 7 Trustee Claim.  The Company has made all timely filings with the court and to date has heard nothing further with regard to the position of the court.

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140.  This case was commenced on December 17, 1999.  Psy- Ed is the plaintiff and counter-claimants in this case.  The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination. and successfully defended itself in three separate appeals made by Ms. Schive.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD.  Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the company was terminated for cause in August of 1997.    He  filed a complaint with the Massachusetts Commission Against Discrimination in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had  retaliated against him because of his support for Kimberly Schive.

Mr. Klein filed an action against the Company and Mr. Valenzano in the Superior Court for Middlesex County, Massachusetts in December 2002 seeking payment of unspecified damages.  That lawsuit was dismissed in 2005.  Mr. Klein then filed an action seeking precisely the same relief in a state court in New Jersey which action was summarily dismissed by Superior Court in Bergen County New Jersey.  At the time of filing both of these actions, Mr. Klein was a defendant in an action brought by the Company against him in 1999.

During the non-jury trial held in June of 2006, eight of Klein’s ten claims against the Company were dismissed.  The Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note.  The balance on that note was approximately $124,000.  The Company intends to rigorously defend against the decision and to date no decision with regard to any award of damages has been made.  It is the Company’s position that it will  prevail with respect to any adverse findings although it is impossible to assert at this time that there is any certainty with respect to this position.

Other than noted above, there is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders in the fourth quarter of the Company’s fiscal year other than the Annual Shareholder’s Meeting held at the Sunnehanna Country Club in Johnstown, Pennsylvania, on December 7, 2006, at which time the company’s board of directors was elected for an additional one-year term and the appointment of the Company’s independent auditors, Malin, Bergquist, and Company, LLP.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “EPGL.” Our common stock has been quoted on the OTC Bulletin Board since December 15, 2004.  The following table sets forth the range of high and low bid quotations for each of the four quarters of calendar years 2005 and 2006. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2004	Fourth - Eleven trading days in calendar 2004 subsequent to the Company's listing on the OTC Bulletin Board on December 15, 2004	$0.75	$0.68
2005	First	$0.65	$0.17
2005	Second	$0.22	$0.06
2005	Third	$0.145	$0.050
2005	Fourth	$0.07	$0.035

2006	First	$.04	$.009
2006	Second	$.020	$.005
2006	Third	$.011	$.005
2006	Fourth	$.013	$.002

Holders

As of April 10, 2007 in accordance with our transfer agent records, we had 172 shareholders of record. Such shareholders of record held 116,065,818 shares of our common stock.

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

Fiscal Year 2005 - The Company issued the following unregistered securities:

–

On January 2, 2005, we issued an aggregate of 1,000,000 shares of our restricted common stock in consideration for professional services rendered to us.  The issuance was valued at $.009 per share or $9,000.

–	On February 9, 2005, we issued 80,000 shares of our restricted common stock in consideration for professional services rendered to us. The issuance was valued at $.162 per share or $12,960.

–	On February 9, 2005, we issued 20,000 shares of our restricted common stock in consideration for professional services rendered to us. The issuance was valued at $.162 per share or $3,240.

–	On May 9, 2005, we issued 50,000 shares of our restricted common stock to in consideration for services rendered to us as an employee. The issuance was valued at $.09 per share or $4,500.

–	On July 27, 2005, we issued an aggregate of 40,000 shares of our restricted common stock in consideration for services rendered as employees. The issuance was valued at $.117 per share or $ 4,680.

–

On September 30, 2005, we issued 10,000 shares of our restricted common stock in consideration for consulting services rendered to us for business consulting. The issuance was valued at $.048 per share or $ 480.

–	On September 30, 2005, we issued 50,000 shares of our restricted common stock in consideration for consulting services rendered to us. The issuance was valued at $.048 per share or $ 2,400.

Fiscal Year 2006 – The Company issued the following unregistered restricted securities in December 2006 to members of the Board of Directors of the company pursuant to Board of Director approval in May 2006 and to other individuals and entities as disclosed below:

–	On January 11, 2006, we issued 50,000 shares of our restricted common stock in consideration for professional services rendered to us. The issuance was valued at $.04 per share or $2,000.

–	On January 11, 2006, we issued 250,000 shares of our restricted common stock in consideration for discharge of an accrued liability. The issuance was valued at $.01 per share or $2,500.

–	On January 11, 2006, we issued 75,000 shares of our restricted common stock in connection with a temporary loan to the Company. The issuance was valued at $.04 per share or $3,000.

–	On February 21, 2006, we issued 100,000 shares of our restricted common stock in consideration for professional services rendered to us. The issuance was valued at $.025 per share or $2,500.

–

On April 20, 2006, we issued an aggregate of 20,000 shares of our restricted common stock in consideration for services rendered as employees. The issuance was valued at $.008 per share or $160 in the aggregate.

–

On December 15, 2006, we issued 2,500,000 shares of our restricted common stock to members of the Board of Directors of the Company. The issuance was valued at $.005 per share or $12,500 in the aggregate.

–	On December 15, 2006, we issued 250,000 shares of our restricted common stock to a former director. The issuance was valued at $.005 per share or $1,250.

Equity Compensation Plan Information

The following table sets forth certain information as of April 14, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans	None
Approved by
Security Holders

Equity Compensation Plans	2,500,000
for Current Board of Directors
Not Approved by
Security Holders

Equity Compensation Plans	250,000
for Former Board of Directors
Not Approved by
Security Holders

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, “Management's Discussion and Analysis or Plan of Operation,” references to “we,” “us,” “our,” and “ours” refer to EP Global Communications, Inc., and its consolidated subsidiaries.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We based our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Plan of Operation:

EPGL is on the brink of its most expansive growth in its 36-year history, with never-before streams of revenue and innovative projects under way that will globally impact, far into the future, what is done for people with disabilities and special needs and for the families, professionals, and other support people who care for them. We believe that a key result of these initiatives will be the continued worldwide evolution of the awareness of the abilities and potential of people with disabilities and special needs. We anticipate that EP’s cutting-edge education outreach and multiple forums for communication (e.g.: EP LiveOnline™; and Search & Respond in EP magazine and on the new, expanded EP Web site, www.eparent.com..to be launched in May 2007) will continue to establish links among families and professionals to enhance knowledge bases regarding specific disabilities and to provide the most up-to-date strategies for optimizing individual lives and well-being.

Management intends to expand EP’s 36-year heritage of providing “Information That Matters from People Who Care” to the community of those with disabilities and special needs. EP magazine represents the foundation of all that we do. Most of our efforts up to the beginning of 2007 have been directed to this purpose.  Our focus is entirely in the arena of chronic long-term conditions, not disease states.  The significance of this is that diseases for the most part can be cured with various medical interventions and surgery.  Chronic life-long conditions are different.  There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society.  A corollary to this is to increase awareness of all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is an underpinning of everything we do.

In 2006, we completed the investment, building and implementation of a dynamic growth strategy to increase revenues and profitability for 2007 and beyond, with a three-point initiative:

1.

Emphasize our core publishing operations, including advertising, subscription growth, and the development of our custom communications and special project capabilities.  Augment our staff in this arena and invest in building credible databases

2.

Increase growth of our Joint Venture with Vemics, Inc., called EP LiveOnline™, diversifying from the clinical and medical arenas into financial planning, education, assistive technology, and augmentative communications and mobility, as well as human resource management. Expand the “network” of sites we have been building and diversify into other areas besides healthcare.  Include the U.S. Military as a major focus of our activities

3.

Leverage our strength in key web-based communication programs such as the development of specific disability topics directed to specific disability organizations: e.g. – EP on CP (Cerebral Palsy); EP on Epilepsy; EP On Mobility; etc. Because of our unique, time-tested, and strong relationships with key disability-related organizations and our reputation with medical thought and opinion leaders in the field, we believe this will be a natural course for us to follow, once we finalize the new design and implementation of our Web site, scheduled for launch in May 2007.

Management forecasts significant growth beginning in the second quarter of 2007 for EP’s core services, consisting of ad revenue, custom communications, and EPGL special project segments, as well as our innovative, online, interactive educational programs. Examples of our growth to date and future plans follow:

Special Projects:

Disability Awareness Night™ (DAN™) – The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox. In 2003, participation expanded to 14 teams. In 2004, we grew to 27 teams, and in 2005 we held DAN events in 31 stadiums, including the Hall of Fame Game in Cooperstown, New York. In 2005 and 2006, we experienced the participation of our lead sponsor Massachusetts Mutual Life Insurance Company whose SpecialCare program has made a significant contribution to the field of disabilities and whose financial commitment to the DAN Program has been substantial. We also benefited from additional sponsorship provided by other national entities such as Genzyme, Shire Pharmaceuticals, CVS and Volvo. In 2007, we have already secured the contractual participation of our National Dan Sponsor, Massachustts Mutual Life Insurance and three other regional sponsors,, and we believe we will surpass revenues achieved in prior years.

Educational Online Programming – Beginning in December 2005 and through 2006, we launched over twelve live, online, interactive, TV-quality educational programs under unrestricted educational grants from major pharmaceutical companies and other sources.  In 2007, we have contracted to implement a minimum of six programs on spasticity management plus several others dealing with topics such as Epilepsy, Hyperbaric Oxygen Therapy, Attention Deficit/Hyperactiity Disorders, Autism Spectrum Disorders, Respite Care and Expanded Newborn Screening utilizing Tandem Mass Spectronomy (MS/MS).

U.S. Military: Exceptional Family Transition Training (EFTT) Program – In late 2006, we executed a U.S. Army Cooperative Research Agreement entitled the Exceptional Family Transition Training (EFTT) Program for an appropriation of $830,650, the bulk of which will be received in 2007, and which will be used to provide education and informational programs for military families caring for loved ones with disabilities and special needs on selected bases around the world, as well as for making available Continuing Medical Education (CME) credits to Army Medical Corps physicians and Continuing Education Units (CEU) to allied healthcare professionals. The Company has received the first two payments under this agreement. The funds are being used to deliver three measurable efforts on behalf of Army families and healthcare professionals caring for children and adults with disabilities and special needs, including soldiers returning from Iraq and Afghanistan with limb loss and other disabling conditions.  These efforts include the following:

•

Work is underway toward the development of very specific educational content used for training purposes of Army Medical Corps Staff – physicians, nurses, occupational and physical therapists, speech and language pathologists – and families and caregivers  in the arena of developmental disabilities. This curriculum, which will include six programs delivered to eight major Army Base Installations with significant teaching hospital facilities, will be facilitated by EP’s contacts in science and medicine, and education and training, as well as parents throughout the country. The programs will also be offered in collaboration with accreditation entities provided by various major medical schools and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD) and the Child Neurology Society (CNS). We expect the first of these programs to begin in May2007, and run consecutively until the end of calendar year 2007. We will deliver online, interactive content via our Joint Venture with Vemics, Inc., entitled EP LiveOnline™. Of course, civilians will also benefit from this effort. The content remains the proprietary content of EPGL and will be disseminated simultaneously to our various networks built over the past year. It will then be stored for access on the EP Web site at http://www.eparent.com

•

Base Librarians at our target installations have been contacted, and the available EP Bookstore List has been disseminated for their selection process of books to be shipped to each facility. We expect to receive their requests by the end of April, and shipments will commence immediately. Exceptional Family Member Program (EFMP) Managers, the points of contact for families with a loved one with a disability or special need on each installation, will be able to select a specific dollar amount of books and use these to begin the process of setting up a disability library on the installation for access by military families caring for loved ones with special needs.

•

EP’s January 2007 Annual Resource Guide includes a Special Army Section. Beginning in February 2007, EP launched its special military section that will appear in each issue of the magazine through calendar year 2007.

Our online seminar capability as well as our print and publishing capabilities will be used for the EFTT program throughout all of 2007. The project also includes a continuation of the program in 2007, at a funding level of $803,000 for expansion to the Air Force. Based on the success of our programs to date, expansion of this initiative is possible to the other branches of the service (Navy and Marine Corps, National Guard and Reserves, as well as Civilian Employees of the U.S. Military), and we are actively pursuing this expansion.

Strategic Initiatives:

Our platform for growth in part is due to a number of marketing joint initiatives that have been entered into allow EPGL to address target markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

American Academy of Developmental Medicine and Dentistry (AADMD) – Agreement to co-produce online seminars in 2006 and 2007. No other entity has this opportunity. The AADMD is a professional medical society and fully endorses the work of EPGL and EP Global Communications, Inc. and Vemics, Inc. - Relating to technology exclusivity in health care.

Funds received from the EFTT Program Appropriation have been used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs.  We have hired veterans and staff to assist in the implementation of this project and expect expansion into other areas of the military with funding requests already approved for the Air Force and submitted for 2008 for the  Navy-Marine Corps, National Guard and Reserves.

We are in the midst of hiring new sales staff capable of marketing the complete package of services the company now offers, print and online.  These new staff personnel will be hired before the end of April 2007 and training will commence immediately thereafter.

To improve efficiency and allow for greater promotion or our magazine to stimulate subscription income we have outsourced our entire circulation management to a firm specializing in this area.   The incremental cost of doing this is not material in relation to the costs to date.  Previously, circulation management has been handled internally by our existing staff.  Our business, with its multiple product lines and multi-media approach to publishing and communications, suggests that we might best be able to grow our existing paid circulation base under the direction of an experienced and professional circulation management team who can also oversee the shift to a smaller more effective fulfillment firm; one more suited to the nature of our business which is heavily involved in medical and healthcare-related activities.  Accordingly, we are shifting compensation and related expenses to outside professional circulation services that have experience in both consumer as well as medical/professional publishing. The cost differential associated with this shift, as noted, is negligible but the potential for significant increases in paid circulation and related development activities such as bundled advertising and sponsored bulk distribution of the monthly magazine should yield higher revenue performance for us.

The agreement with ProCirc, based in Miami, Florida, has been renewed with refocused direction and effort. There are incentives built into the agreement to reward performance.  Finally, it is important to note that increases in unit circulation will also result in increases in advertising as we will be reaching a larger audience which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

In 2007, we have expanded our Disabilities Awareness Night™ (DAN™) programs, principally conducted in major league baseball parks in 2002- 2006.  Prior to this time, our programs were taking place in National Basketball Association venues, minor league baseball parks and minor league hockey arenas. On May 23, 2005, and again in May 2006 in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual Hall of Fame Game, a ceremony honoring returning disabled veterans from Iraq and Afghanistan. This was done in conjunction with Walter Reed Army Medical Center and its Commanding General who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his Purple Heart for wounds received in Iraq. On May 21, 2007, we will hold our third Annual Disability Awareness Night of Military Distinction at the Hall of Fame Game in Cooperstown. Sponsorship for the event is being provided by MassMutual Financial Group, Duane Morris and Mountaintop Technologies in Johnstown, Pennsylvania as well as others.

It should also be noted that further internal growth is expected to result from Exceptional Parent Magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry (“AADMD”), a national organization of over 1,000 doctors and dentists who have dedicated their efforts to providing “best practices” advice to caregivers on how to medically and dentally care for the special needs individual. Beginning with the July 2005 issue of Exceptional Parent Magazine and continuing to the present, AADMD is providing articles for the magazine and the opportunity for physicians to secure up to 2 credit hours of Continuing Medical Education by completing a test that is to follow each article. Management believes that Exceptional Parent Magazine is the first consumer publication ever to offer Continuing Medical Education credits to physicians. Our relationship with the AADMD is in addition to relationships we enjoy with numerous disabilities groups throughout the United States as well as with medical societies such as the Child Neurology Society.

It should also be noted that our officer and director, Joseph M. Valenzano Jr. is the only non-physician to hold a board seat on the AADMD and Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD.

The funding received from the EFTT Army program has allowed us to increase our education and information programs to military families with special needs dependents and caregivers. It is our intent to build upon our existing relationships within the military community to bring timely and meaningful educational content in both print and on a web based delivery system to these families but also to the physicians charged with their care.  In this regard, we have already begun the process of exploring ways in which we can deliver high quality educational content focused in the chronic disability and special needs area in cooperation with eight military bases all of which have large scale teaching hospitals and medical facilities.  These include Walter Reed Army Medical Center, Brooke Army Medical Center, Madigan Health Center at Fort Lewis Washington, Fort Campbell, Kentucky, Fort Bragg, North Carolina, Trippler Medical Facility in Honolulu, Hawaii and Fort Drum, New York along with and the Uniformed Medical Services School in Bethesda, Maryland.  This initiative, once operational, would result in increased revenue of the entire $830,650, to be recognized substantially in 2007 from subscriptions, online interactive training sessions and custom communication sales. We would account for all revenues consistent with existing accounting policy which is to identify revenue streams consistent with our core services which are subscriptions, page advertising, and special projects/custom communications and online web-based programming. We would also identify these revenue streams as being generated from military funding so as to distinguish the revenue streams from those funded by private sponsorship.

We continue to provide education regarding Assistive Technology for people with disabilities, both physical and intellectual (e.g.: cerebral palsy and autism spectrum disorders). This includes the launch of our Consumer’s Guide to Assistive Technology, written by leading authorities in the field and led by John Williams, a noted writer for Business Week and USA Today.

We continue to publish monthly in EP magazine and on our Web site valuable information regarding Financial and Estate Planning for people with special needs and for families caring for children and adults with disabilities.

We continue to provide education regarding Mobility, including via the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility Products, which we publish each year. NMEDA is the the leading national authority on mobility products and services.

We have expanded our sales force with the recent hiring of two new sales representatives, one who will cover the Southwestern Sales territory, and who will be based in Dallas, Texas, and the other who will cover the Northeastern and Southeastern territories, and who will be based in Laurys Station, Pennsylvania.

A proposal has been developed and submitted to AOL for the creation of a co-branded Web Channel or Blog on Disabilities and Special Needs. Initial discussions have been held telephonically with executives at AOL, and they have suggested a follow up meeting in Virginia in early March.

Our revenues are generated from the following activities:

Sale of Advertising Space in Exceptional Parent Magazine:  This is driven by a number of factors, including our editorial content and focus.  Our customers consist of large Fortune 500 companies:  Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch.  All purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names. Historically, revenues generated from the sale of advertising space have ranged from approximately $1.6 million dollars to as high as $2.2 million in the past (1998).

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums: This program generates revenue. Each of these DAN Events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships.  In 2006 for example, total revenues from this effort aggregated approximately $400,000. We have already signed the sponsorship agreement with our lead sponsor for 2007 and have commitments from other sponsors that will yield revenues well in excess of $400,000 in 2007. This does not include any sponsorship revenues from other venues such as the NBA Games and NHL and Minor League Hockey Games nor the added venues of NASCAR which are still under discussion.

EP Bookstore:  The EP Bookstore houses approximately 1,800 disability specific books, video and tapes dealing with a wide range of disability topics.  We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation. In 2004, library sales amounted to $135,000, which included retail sales at various trade shows.

The bulk of our bookstore has been built through negotiating with third party publishers such as Baker and Taylor and McGraw Hill.  This has been done over a period of years and with great selectivity and sensitivity.  We evaluate the extensive titles published by other book publishing companies and inquire about their sales.  Based on the intelligence we obtain, we approach these companies which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals and objectives.  In many cases we are able to negotiate consignment inventory. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences whether consumer or professional in nature. We have this expertise and we went about building our library of titles in specific disciplines.  In the process of building this library, we place importance in understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, web site and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences.  The EP Bookstore also consists of book titles we own outright and exclusively.  Examples of such titles include the following: No Apologies for Ritalin by Bhushan Gupta, MD; and Patient Persistence by Adele Gill, RN and approximately five other titles.  None have a material impact taken individually or collectively but the profit margins earned on these sales are approximately 30% while the profit margins on other titles are in the vicinity of 10%.  Our decision to have a stake in book publishing is based on the fact that we receive countless number of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multi media publishing activities in print or online.  We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year with profit margins on the order of 15%.

Custom Publishing & Contract Publishing:  Over the years, we have taken educational editorial series published in EP Magazine, had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand alone monographs focused on a specific subject area and distributed to key target market segments mutually identified by a project sponsor and ourselves.  All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies and financial services companies.  At all times, we adhere to strict ACCME Standards for medical education and strict standards that ensure the separation of that which is educational and that which is promotional in nature.

Online Interactive Educational Seminars:  Another element in our product mix is the EP OnLine Interactive TV-Quality, Educational Seminars.  This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD, CNF and CNS.  The fact that all of these seminars offer continuing medical education (CME) accreditation for physicians usually without fees, coupled with the fact that they do not have to travel but can instead participate from the comforts of their homes or offices, help to reduce costs and improve efficiency and educational results.  To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic life long conditions as we do. In addition, we do this by offering online real time live interactive TV quality manner utilizing proprietary software and delivered over the Internet.   We expect to conduct over 20 such seminars in 2007 in combination with our military initiative.  We had four online seminars under contract as of December 30, 2005 extending through 2006 and actually delivered an addition four others in the arena of Hyperbaric Oxygen Therapy and Klinefelter Syndrome and other clinical topics. There are also several other proposals outstanding.

Liquidity and Capital Resources

Earnings were insufficient in 2005 and 2006 to meet the liquidity needs of operations during these periods. These deficits experienced were addressed in part through a number of proactive actions taken including the conversion of a $350,000 trade payable and $300,000 of other short term debt into three year notes effective December 31, 2004.  Each of these notes will require interest payments only in 2005 at 6% with amortization based on a five year term commencing January 1, 2006 until the end of the three year term at which time any remaining balance will be due.  The Company is current with these obligations.

In August 2005, we condensed all loans and advances made by Joseph Valenzano, our officer and director, into an interest bearing note of $225,000 reflecting all advances made to us as through August 2005.  The balance at December 31, 2005 was $108,342.  The loan bears interest at the rate of 9.74% per annum and is payable on demand. It is an interest only loan. In 2006, Mr. Valenzano advanced additional funding, bringing his loan balance as of December 31, 2006, to $213,581.

As reflected in our financial statements, our liabilities are collateralized by our tangible and intangible assets.  These assets, stated at their nominal historical cost do not provide adequate collateral for these liabilities.  However, management believes that the historical cost of our assets together with the unrecorded value of the proprietary mailing lists, professional and consumer, editorial and library content (maintained in digital format) developed over our 36 years of publishing provides substantial collateral in excess of the amounts owed secured creditors.  The Company has no bank debt of any kind.

On September 23, 2005, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we issued up to $3,720,000 in callable secured convertible notes which are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our officer and director, Joseph Valenzano individually pledged 3,371,093 shares of our common stock.  In addition, we issued stock purchase warrants convertible into shares of our common stock on a one for one basis with an exercise price of $.15 and the term of the warrants is 5 years.   A private investment firm, Westminster Securities Corporation based in New York City, received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing.  We received $3,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the table below.

Gross Proceeds Received	$ 3,000,000

Less – Use of Proceeds

Prorated Closing Costs and Fees	280,000
Liquidation of Line of Credit and Other Bank Debt	470,000
Pay Down of Trade Debt	735,000
Pay Down of Private Debt	798,000
Total Proceeds Utilized	2,283,000

Net Retained for Operating Expenses	$ 717,000

In August, 2006, we completed a secondary financing agreement with NIR, LLC by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $2,000,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.05 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible.  In addition, we are to issue stock purchase warrants convertible into shares of our common stock on a one for one basis. The exercise price is $.01 and the term of the warrants is 5 years.

Two private investment firms, Westminster Securities Corporation based in New York City, and Dominick and Dominick , are to receive total commissions of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing.

To date, we have received net proceeds of $1,300,000 under the terms of the securities purchase agreement.  The balance of the funding is being paid to the Company in equal monthly installments of $100,000 through November, 2007.

We have applied the funds received in the manner outlined in the table below.

Gross Proceeds Received	$ 1,300,000

Less - Use of Proceeds
Prorated Closing Costs and Fees	154,000
Pay Down of Trade Debt	263,000
Pay Down of Private Debt	65,000
Funding of Web Site Development; Staffing	20,000
Total Proceeds Utilized	502,000

Net Retained for Operating Expenses	$ 798,000

The remaining proceeds will be used to further expand the business by enhancing our marketing brochures; special target promotions of our online interactive capabilities and a focused intense effort to add other branches of the military, specifically the Navy and Marine Corps to our EFTT.

With a revenue forecast of $4,300,000 in 2007, management believes that with the operational cash to be generated and the retained working capital from our recent funding as well as other funding from the military project expanding to the Air Force in 2007, to be received, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecast and the additional funding received will meet the liquidity requirements of EPGL for 2007.

At the present level of operations, working capital requirements to sustain operations approximates $375,000 per month.

Management believes that current cash flows coupled with the added liquidity of the EFTT contract and NIR financing are more than adequate to meet the ongoing needs of the company, including implementing its plans for expansion.

Should 2007 forecast revenues trend toward 2005/2006 levels, any requirement for additional liquidity may be provided by a line of credit which the Company is pursuing.  In addition, the current portion of trade debt is at a level  where there is room, if necessary, for the Company to use this vehicle in the short term to provide  liquidity to support operations while adjustments are considered to bring revenues back on plan.  It should be noted that trade debt has been reduced from $600,000 (pre-funding) to under $200,000 (post-funding).  The company feels that its existing operations, bolstered by major contracts with the Army and Air Force and its growing DAN Program are more than sufficient to meet its financial obligations.

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations and beyond.

Results of Operations

Reflected in the tables below comparisons of revenue and sales and general administrative expenses for the years ended December 31, 2006 and 2005, as well as commentary on significant variations noted between the periods.

Sales

Year Ended December 31,
	2006	2005
Revenue:
Advertising Revenue	$ 1,581,369	$ 1,662,527
Subscription Revenue	296,044	315,579
Online seminars	56,545	50,000
Book Sales	43,054	36,330
Special Projects	573,508	603,088
Other Revenue	15,484	3,565
Revenue	$ 2,566,004	$ 2,671,089

Sales for the twelve months ended December 31, 2006 as compared to the same period in 2005 decreased, as noted, by approximately $105,000. The net decrease is principally the result of the decrease in advertising, subscription, and special project revenues of approximately $130,000 balanced by increases in other segments, as reflected above.

Operating Expenses Including Cost of Sales

Cost of sales in 2006 increased by approximately $178,000 as compared to 2005. The increase is primarily due to the increased cost of producing Exceptional Parent (EP) magazine as well as the addition of topic-specific inserts (a conscious investment in product enhancement) that we incorporated into the publication in 2006.

Commentary on the significant variations in selling, general and administrative expense follows the table below.

Year Ended December 31,
	2006	2005
Selling, General and Administrative Expenses:
Salaries and Benefits	$ 1,016,562	$ 863,347
Legal	148,700	279,119
Office Expenses	258,766	310,807
Information Technology	57,936	79,613
Business and Administrative Travel	256,720	404,813
Consultants	30,121	95,133
Investor Relations	35,588	26,025
Sales and Marketing	30,525	37,783
Other Professional Fees	132,582	228,234
Other G&A	282,000	369,976
Selling, General and Administrative Expenses	$ 2,249,500	$ 2,694,850

Salary and benefits expenses increased by $153,000 as a result of realignment of several key positions within the company and the hiring of qualified individuals to fill the key roles.

Legal expenses decreased by $131,000. This was a result of litigation expenses in 2005 that were absent in 2006.

Office expenses decreased by $52,000 as a result of consolidation of offices in August 2006. This move took place in the second half of 2006 and should result in even greater expense savings in 2007.

Business and administrative travel expenses have been reduced by $148,000 due to selective decisions on areas of travel and to management’s internal control efforts to maintain the most effective cost procedures.

Overall, all selling, general, and administrative expenses decreased by $445,000 as a result of management decisions to lower costs, monitor contracts, enforce internal procedures, and designate approval authority on expense items.  This should continue into 2007.

Taxes

We reflected no provision for income taxes in the first quarter of 2006 because of the availability of a significant net operating loss carried forward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $4,156,611 was recorded as a long term liability as of December 31, 2006. The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of December 31, 2006, the total accretion was $316,862.

We incurred debt issue costs of $452,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2006, EP Global Communications, Inc. (the “Company”) terminated the client-auditor relationship with Wiener, Goodman & Company, P.C., effective February 3, 2006.  On February 3, 2006, the Audit Committee of the Board of Directors of the Company unanimously approved the appointment of Malin, Bergquist & Company, LLP as the independent accountant for the Company. The Company engaged Malin, Bergquist & Company, LLP on February 3, 2006.

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

Changes in internal controls

We have made significant changes to our internal controls subsequent to the Evaluation Date.  During the course of the most recent examination of our financial statements for the period ended December 31, 2006, by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls. We have since changed staff and added new personnel in the accounting department and believe this weakness will be resolved in 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information about our executive officers and directors.

Name	Age	Position
Joseph M. Valenzano, Jr.	61	President; Chief Executive Officer; and Director
Donald Chadwick	55	Director
James P. McGinnis	53	Chief Financial Officer; Vice President of Operations; Secretary; Treasurer
Matthew J. Valenzano	35	Publisher; and Vice President of Sales and Marketing
Dr. David Hirsch	59	Director
William Bleil	65	Director
Rear Admiral Raymond C. Smith	63	Director
Diane Jones	61	Director

.

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

Mr. Valenzano is a frequent speaker at conferences, organizations and medical and dental organizations serving people with disabilities and is on the board of a number of disability organizations. He is the Founder and Member of the Board of Trustees of the EP Foundation for Education, Inc., an IRS-approved 501(c)(3) not-for-profit corporation.  He has served as Chairman of the Executive Advisory Board for the Child Neurology Society and Child Neurology Foundation and as a member of the board of directors for the CNF. He is currently Chairman of the Executive Advisory Board to the American Academy of Developmental Medicine and Dentistry and serves as a member of the board of directors of that prestigious professional society.  He also serves on the board of directors of CMRA of Tennessee and MOVE International.

He is the father of five sons, one of whom has a disability.

Donald S. Chadwick – Director

Donald S. Chadwick is our director.  He became our director in 1997. He is Chairman of the Finance Committee; and a member of our Audit Committee and Compensation Committee.

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

David Hirsch, MD – Director

Dr. David Hirsch is our director. He became a director in November 2003. He is a member of the Finance Committee.

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

Diane Jones has made significant contributions to the US Marine Corps family for the past several decades.  A strong supporter of all military families and volunteerism, she serves as an honorary member of the Board of Directors of the Marine Corps/Law Enforcement Foundation, and has served on the Advisory Board of the US Naval Services FamilyLine, the Armed Forces Association, the Armed Forces Branch of the YMCA, and the US Marine Officers Wives Club.  In 2002, the Marine Corps League selected Mrs. Jones as the recipient of the “Dickey

James P. McGinnis – Chief Financial Officer / Vice President of Operations / Secretary and Treasurer

James P. McGinnis is our Chief Financial Officer and Vice President of Operations. He assumed these two positions in October 2006. Mr. McGinnis is also our Secretary and Treasurer, having assumed these positions on December 8, 2006.

Mr. McGinnis received a Bachelor’s degree from Indiana University of Pennsylvania in 1975. He previously has worked as Corporate Accountant for the Institution, and Executive Vice President for Operations, at First Federal Savings and Loan of Indiana, in Indiana, Pennsylvania, from 1976 to 1991; Benefits Administrator, dealing with healthcare providers at Reschini Group, from 1991 to 1995; Controller responsible for accounting functions at DDS, Inc., from 1995 to 2001; and General Manager overseeing operations, accounting, and safety areas within trucking at E.S. Adams Trucking, Inc., from 2001 to 2006.

Matthew J. Valenzano – Publisher / Vice President of Sales and Marketing

Matthew J. Valenzano is our Publisher and Vice President of Sales and Marketing.  He became our Vice President of Sales and Marketing in June 2006 and our Publisher in January 2007.

Mr. Valenzano received a Bachelor of Arts degree in Financial Management, with a minor in Economics, from Dominican College, in 1994. He previously has worked as Sales Representative for the Northeast Region at Exceptional Parent (EP) magazine from 2002 to 2006; Group Business Manager at Ziff Davis Media, from 2000 to 2002; Business Manager at Fairchild Publications from 1999 to 2000; Senior Financial Analyst at L.P. Thebault Company, from 1997 to 1999; and Finance and Business Manager at EP magazine from 1993 to 1997.

Other

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

Tax Returns and Related Filings

Beginning in 2006, Malin, Bergquist & Co., LLP assumed responsibility for preparation of all tax returns and related filings.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending December 31, 2006, 2005, and 2004 whose salary and compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Annual Compensation	Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

Joseph M. Valenzano, Jr. (1)	2006	$200,000	0	0	0	0
President and CEO	2005	$150,000	0	0	0	0
	2004	$150,000	0	0	0	0

James P. McGinnis	2006	$60,000	0	0	0	0
CFO, Vice President of Operations, Secretary and Treasurer

Matthew J. Valenzano	2006	$84,000	0	0	0	0
Publisher, VP of Sales and Marketing	2005	$81,000	0	0	0	0
	2004	$72,000	0	0	0	0

Donald S. Chadwick (2)	2006	0	0	0	0	0
Former Secretary and Treasurer	2005	$6,200 (2)	0	0	0	0
	2004	$6,000 (2)	0	0	1,000 shares (3)

Robert Salluzzo (4)	2006	$85,000	0	0	0	0
	2005	$160,000	0	0	0	0
	2004	$125,000	0	0	0	0

(1) In accordance with Mr. Valenzano’s employment agreement dated June 1, 2005, he is to receive an annual salary of $200,000. Due to our cash constraints, the actual monthly amount owed to Mr. Valenzano has not been able to be paid. Presently, Mr. Valenzano is being paid as if his annual compensation is based on an annual salary of $120,000, with an accrual being placed on our records for the monthly difference that is owed. In this regard, as of December 31, 2006, an accrual of approximately $81,930 is reflected on our records for amounts owed but not yet paid.

(2) As of May 5, 2006, Mr. Chadwick was no longer an officer of the company. In 2005, Mr. Chadwick received $4,500 in salary and $1,700 in consulting fees for preparing our tax returns.  In 2004, Mr. Chadwick received $4,700 in salary and $1,300 in consulting fees for preparing our tax returns.

(3) For Mr. Chadwick’s attendance at our board of directors meetings.

(4) As of August 1, 2006, Mr. Salluzzo was no longer associated as an employee with the company. In 2005, Mr. Salluzzo received $127,500 against a base salary of $160,000. Due to our cash constraints, the actual monthly amount owed to Mr. Salluzzo has not been able to be paid.  Mr. Salluzzo had been paid as if his annual compensation was based on an annual salary of $90,000 with an accrual being placed on our records for the monthly difference that is owed. In this regard, as of December 31, 2006, an accrual of approximately $20,360 is reflected on our records for amounts owed but not yet paid.

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

LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

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

We maintain $1,000,000 of key man life insurance on the life of Mr. Valenzano. Based on our recent financing, we have purchased and have in force $3,000,000 of additional key man life insurance on   the  life of Mr. Valenzano   In the event of Mr. Valenzano’s demise, any insurance proceeds would be used to pay the outstanding balance remaining on the financing.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. In December 2006, the board of directors, except for Mr. Valenzano, received restricted shares of our common stock for attendance at directors meetings.

Consulting Agreement with Donald S. Chadwick

Prior to December 31, 2005, on an annual basis, Mr. Chadwick prepared our tax returns and we paid him a consulting fee for such work.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of April 10, 2007, of (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Joseph M. Valenzano, Jr	4,395,441(1)	3.79%
6 Pickwick Lane
Woodcliff Lake, New Jersey 07677

James P. McGinnis	0	0*
285 Ben Franklin Road
Indiana, PA 15701

Matthew J. Valenzano	223,144	.19%*
19 Caldwell Road
Hewitt, NJ 07421

Donald Chadwick	1,377,537 (2)	1.2%
403 River Oaks Drive
Rutherford, New Jersey 07070

William J. Bleil	1,542,240 (3)	1.3%
1521 South Shore Drive Erie,
Pennsylvania 16505

Raymond C. Smith	501,000	.4%*
179 Annandale Road
Pasadena, California 91105

David Hirsch	641,130 (4)	.55%*
602 West Ocotillo Road
Phoenix, Arizona 85013

Diane Jones	500,000 (5)	.43%*
1800 Dominion Crest Lane
McLean, VA 22101-4800

Former Officer	658,783 (6)	.0057%
Robert Salluzzo
204 South William Street
Johnstown, NY 12095

Current Officers and Directors as a Group (8)	9,839,275	8.04%

* Less than 1%

(1)

Mr. Valenzano’s shareholdings consist of the following: 500,000 shares owned individually; 3,871,048 shares held in an IRA account for Mr. Valenzano; and 24,393 shares held in an IRA account for Patricia Valenzano, Mr. Valenzano’s wife.

(2)

Mr. Chadwick’s shareholdings consist of the following: 643,983 shares held individually; 12,800 shares held in a profit sharing plan for Mr. Chadwick; and 470,754 shares held in the name of Cardinal Equity Associates, L.P., a company beneficially owned by Mr. Chadwick. On July 28, 2005, Mr. Chadwick purchased 250,000 of our shares of common stock.  To date, such shares have not been issued and are not included in this calculation.

(3)	Mr. Bleil’s shareholdings consist of the following: 1,483,340 shares held individually; 58,900 shares held as trustee for his minor grandchildren.
(4)

Mr. Hirsch’s shareholdings consist of the following: 501,000 shares held individually; 24,393 shares held as a custodian for his minor child, Eythan Hirsch; and 24,393 shares held as a custodian for his minor child, Nathan Hirsch; and 91,344 shares held by the Phoenix Pediatrics Ltd profit Sharing Plan, of which Mr. Hirsch is the trustee and beneficiary.

(5)	Mrs. Jones’s shareholdings consist of the following: 500,000 shares held individually.
(6)	Mr. Salluzzo’s shareholdings consist of the following: 358,783 shares held individually; and 300,000 shares held by his wife, Mary W. Salluzzo.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 1988, Donald Chadwick, our director, formed Cardinal Debt Associates, L.P. (Debt) and Cardinal Equity Associates, L.P. (Equity), both of which are business development companies providing capital to small growth oriented businesses. In September 2000, Debt provided a short-term loan and line of credit to Psy Ed Corporation, a company that we undertook a share exchange transaction with in November 2003. In conjunction with the loan, Equity acquired warrants in Psy Ed.  Since such time, the warrants have been exchanged as a result of the share exchange with us (previously known as East Coast Airlines) for 220,754 common shares.  We owed Debt $177,000 at the end of 2005 ($77,000 was incurred from a loan to Psy-Ed and $100,000 was incurred from a loan to us). This loan provided for interest only until the end of 2005 and is a three-year note. This loan was repaid in 2006.

Prior to December 31, 2005, Don Chadwick, one of our officers and directors, provided consulting work for us by preparing our annual tax returns.  He received a separate consulting fee for such work.

In August 2005, we condensed all loans and advances made by Joseph Valenzano, our officer and director, into an interest bearing note of $225,000 reflecting all advances made to us as through August 2005.  The balance at December 31, 2005 was $108,342.  The loan bears interest at the rate of 9.74% per annum and is payable on demand. It is an interest only loan. In 2006, Mr. Valenzano advanced additional funding, bringing his loan balance as of December 31, 2006, to $213,581.

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

10.10          Booke and Company, Inc. Investor Relations Agreement (1)

10.11          Stock Option Agreements for Stephen B. Booke and Gerald A. Amato (1)

10.12          Registration Rights Agreement for $3,720,000 Financing (2)

10.13          Cardinal Debt Associates, L.P. Promissory Notes (2)

10.14          Vemics, Inc. Agreement (3)

10.15          Child Neurology Foundation Joint Venture Agreement (3)

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

Audit Fees 2006:    $ 32,000

Audit Fees 2005:     $28,678

Audit-Related Fees

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

$10,675

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. are:

$3,096

-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ William Bleil William Bleil, Director

/s/ Donald Chadwick Donald Chadwick, Director

/s/ Dr. David Hirsch Dr. David Hirsch, Director

_____________________ Diane Jones, Director

/s/ Raymond C. Smith Raymond C. Smith, Director

Dated:	April 16, 2007

INDEX

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EP Global Communications, Inc.

We have audited the accompanying consolidated balance sheet of EP Global Communications, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EP Global Communications, Inc. and subsidiaries as of December 31, 2006, and the results of their operations, stockholders’ deficiency and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

            Erie, Pennsylvania

            April 13, 2007

F2

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

See accompanying footnotes to financial statements

F3

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006
Current Liabilities:	
Current portion of long-term debt	$ 328,080
Short-term debt	17,664
Accounts payable	118,658
Accrued expenses	55,583
Due to shareholders	321,800
Deferred subscriptions and other revenues	708,490
Total Current Liabilities	1,550,275
Long-Term Liabilities:	
Long-term debt	4,215,179
Deferred subscriptions and other revenues	22,488
Total Long-Term Liabilities	4,237,667
Total Liabilities	5,787,942
Commitments and contingencies - see Note 10	
Stockholders' Deficiency:	
Preferred stock:	
Series A, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,333 shares	33
Series B, $1.00 par value; authorized 5,000,000 shares; issued and outstanding 309 shares	309
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 51,245,818 shares	5,125
Additional paid in capital	2,358,107
Deficit	(7,262,662)
Total Stockholders' Deficiency	(4,899,088)
Total Liabilities and Stockholders' Deficiency	$ 888,854

See accompanying footnotes to financial statements

F4

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

See accompanying footnotes to financial statements

F5

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

Series A Preferred Stock		Series B Preferred Stock		Common Stock			
	Total	Number of Shares	Value of Shares	Number of Shares	Value of Shares	Number of Shares	Value of Shares	Additional Paid-In Capital	Deficit
Balance at January 1, 2005	$ (2,313,855)	3,333	$ 33	309	$ 309	22,132,818	$ 2,213	$ 2,151,349	$ (4,467,760)
Issuance of Common Stock for services (valued at an average of $.03 per share)	37,620	-	-	-	-	1,250,000	125	37,495	-
Transfer of minority interest of LLC to additional paid in capital	107,173	-	-	-	-	-	-	107,173	-
Net Loss	(1,358,912)	-	-	-	-	-	-	-	(1,358,912)
Balance at December 31, 2005	(3,527,974)	3,333	33	309	309	23,382,818	2,338	2,296,017	(5,826,672)
Issuance of Common Stock for services (average of $.03 per share)	7,659	-	-	-	-	245,000	25	7,635	-
Issuance of Common Stock to discharge accrued liability (average of $.01 per share)	2,500	-	-	-	-	250,000	25	2,475	-
Issuance of Common Stock in connection with reduction of convertible debt (average of $.002 per share)	51,605	-	-	-	-	25,800,000	2,580	49,025	-
Issuance of Common Stock to Directors for services (average of $.005 per share)	13,750	-	-	-	-	2,750,000	275	13,475	-
Retirement of Common Stock in connection with a litigation settlement	(10,638)	-	-	-	-	(1,182,000)	(118)	(10,520)	-
Net Loss	(1,435,990)	-	-	-	-	-	-	-	(1,435,990)
Balance at December 31, 2006	$ (4,899,088)	3,333	$ 33	309	$ 309	51,245,818	$ 5,125	$ 2,358,107	$ (7,262,662)

See accompanying footnotes to financial statements

F6

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

statement continued next page

F7

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

See accompanying footnotes to financial statements

F8

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

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

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the information needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 1,800 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

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

December 31, 2006

and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.

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

The Company has a major customer that comprised 16% and 18% of the Company’s revenue in the years ended December 31, 2006 and 2005, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those years.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was approximately $68,400 at December 31, 2006.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

F10

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

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

December 31, 2006

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

Stock-Option Plan

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee and non-employee  services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. The Company adopted SFAS 123R beginning in the Company's first fiscal quarter of 2006.

No compensatory options or warrants were granted during the years ended December 31, 2006 or 2005.  See Note 4 for discussion of warrants issued during 2005 in connection with a debt financing.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to

F12

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating year ended December 31, 2006 and 2005 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) per share at December 31, 2006 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

F13

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the reward.  The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  SFAS No. 123(R) is effective as to the Company as of the beginning of the first interim period that begins after December 15, 2005.  The adoption of SFAS 123(R) had no material effect on the Company's reported results of operations.

In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets".  SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar  productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for periods beginning after June 15, 2005.  The adoption of SFAS No. 153 had no material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140."  This Statement amended FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This pronouncement had no material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140."  This Statement amended FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This pronouncement had no material effect on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be

F14

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)."  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This pronouncement had no material effect on the Company's financial position or results of operations.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 did not have an impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 157 may have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 may have on our consolidated financial statements.

F15

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the settlement of its liabilities in the normal course of conducting business.

In the two most recent years, the Company has obtained cash from various debt financings to fund existing operations.  From September 2005 through January 2006, the Company used proceeds from a $3.0 million loan to repay a substantial portion of its debt and to provide for continuing operations through the third quarter of calendar year 2006.  In the third quarter of calendar 2006, the Company entered into another loan arrangment to provide proceeds of $2.0 million in the aggregate through November 2007.  (See Note 4.)

In the fourth quarter, 2006, the Company entered into an agreement with the United States Army for a U.S. Army Research Project entitled Exceptional Family Training and Transitioning Program, focusing on education and training in the developmental and special health care needs arena.  The contract which is worth over $800,000 is paid in installments and will be effective from December 1, 2006 through December 31, 2007.

The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

Reclassifications

Certain amounts reported for 2005 have been reclassified to conform to the 2006 presentation.  Such reclassifications had no effect on reported income.

2.  Property And Equipment

Property and equipment at December 31, 2006 consists of the following:

F16

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

Depreciation expense for the years ended December 31, 2006 and 2005 was $66,538 and $54,602, respectively.

3.  Accrued Expenses

Accrued expenses at December 31, 2006 consist of the following:

4.  Debt

Long-Term Debt

Long-term debt at December 31, 2006 consists of the following:

F17

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

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

December 31, 2006

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,227,865 was recorded as a long term liability as of December 31, 2006.  The convertible debt will be accreted to its face  value of $3.7 million under the interest method until it is either converted or matures. As of December 31, 2006, the accretion was $278,116, of which  $242, 915 was recorded in calendar year 2006.

If the obligation had been settled on December 31, 2006, the Company would have issued 1,537,078,692  shares of its common stock (with a fair value, based solely on the quoted market price per share as of December 31, 2006, of $5,380,000).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

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

December 31, 2006

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

Through December 31, 2006, the Company received proceeds of $ 900,000 under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.

A private investment firm is receiving 8% of the amount loaned as the funds are received.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $928,746 was recorded as a long term liability as of December 31, 2006.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of December 31, 2006, the cumulative accretion was $28,746, all of which was recorded in calendar year 2006.

F20

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

If the obligation had been settled on December 31, 2006, under the formula for conversion, the Company would issue approximately 442,260,120  shares of its common stock (with a fair value, based solely on the quoted market price per share as of December 31, 2006, of  $1,547,900).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees, that are amortized over 36 months, as follows:

Short-Term debt

Short-term bank obligations at December 31, 2006, consists of an unsecured line of credit with MBNA in the amount of  $17,664, interest at 24.5%.

5.  Related Party Transactions

Amounts due to shareholders at December 31, 2006 consists of the following:

schedule continues next page

F21

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

The deferred compensation amounts due the Chief Executive Officer and former Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the end of 2006. These balances are non-interest bearing.

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

There is no provision for income taxes for the years ended December 31, 2006 and 2005 as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

F22

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

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

F23

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

7.  Stock Issued for Services

For the year ended December 31, 2006, the Company issued 2,995,000 shares of the Company's restricted common stock to directors, employees and non-employees as stock-based compensation in the amount of $21,410, that has been recorded as an expense in the Company’s financial statements.  Of these amounts, 2,750,000 restricted shares ($13,750) were issued to directors of the Company (a related party transaction).

For the year ended December 31, 2005, the Company issued 1,250,000 shares of the Company's restricted common stock to employees and non-employees as stock-based compensation in the amount of $37,620, that has been recorded as an expense in the Company’s financial statements.  Of these amounts, 50,000 restricted shares ($4,500) were issued to officers of the Company (a related party transaction).

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

December 31, 2006

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

December 31, 2006

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

December 31, 2006

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

December 31, 2006

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

In June of 2005, shortly after a change in senior management at Conemaugh, InforMedx informed the Company that it had reconsidered its continuing participation in the joint venture and made a determination that continued participation would not be consistent with Conemaugh’s strategic goals.  Accordingly, InforMedx returned its one-half ownership of the LLC to the company in exchange for being released from making the $110,000 contribution in September 2005.  Consequently, the Company has transferred $100,000 of minority interest to additional paid in capital.  Also, the minority interest was further reduced, with an offset to paid in capital, by $7,173.  There are no obligations to InforMedx at December 31, 2006.

F28

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

10.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2009 and 2007, and for office equipment expiring in 2007.  Total operating lease expense amounted to $115,600 and $148,814 in 2006 and 2005, respectively.  Subsequent operating lease payments are $53,784 in 2007, $47,340 in 2008, and $48,540 in 2009.

Legal Proceedings

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

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351.  When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy).  The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint.  The Company and Counsel believes

F29

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

that further litigation should result in the ultimate dismissal of this Chapter 7 Trustee Claim.  The Company has made all timely filings with the court and to date has heard nothing further with regard to the position of the court.

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140.  This case was commenced on December 17, 1999.  Psy- Ed is the plaintiff and counter-claimants in this case.  The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination. and successfully defended itself in three separate appeals made by Ms. Schive.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD.  Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the company was terminated for cause in August of 1997.    He  filed a complaint with the Massachusetts Commission Against Discrimination in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had  retaliated against him because of his support for Kimberly Schive.

Mr. Klein filed an action against the Company and Mr. Valenzano in the Superior Court for Middlesex County, Massachusetts in December 2002 seeking payment of unspecified damages.  That lawsuit was dismissed in 2005.  Mr. Klein then filed an action seeking precisely the same relief in a state court in New Jersey which action was summarily dismissed by Superior Court in Bergen County New Jersey.  At the time of filing both of these actions, Mr. Klein was a defendant in an action brought by the Company against him in 1999.

During the non-jury trial held in June of 2006, eight of Klein’s ten claims against the Company were dismissed.  The Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note.  The balance on that note was approximately $124,000.  The Company intends to rigorously defend against the decision and to date no decision with regard to any award of damages has been made.  It is the Company’s position that it will prevail with respect to any adverse findings although it is impossible to assert at this time that there is any certainty with respect to this position.

Other than noted above, there is no litigation pending or threatened by or against us.

F30