Form 10QSB
period 2007-03-31
EP GLOBAL COMMUNICATIONS INC
filed 2007-05-15
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2007

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period __________ to ___________

Commission File Number    _______________

EP Global Communications, Inc.

(Exact name of small Business Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1818396 (IRS Employer Identification No.)

c/o Exceptional Parent Magazine 416 Main Street, Johnstown, PA (Address of principal executive offices)	15901 (Postal or Zip Code)
(814) 361-3860 Issuer’s telephone number, including area code

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

136,545,818 shares of $0.0001 par value common stock outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format        Yes [  ]   No [X]

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
	Item 1. Financial Statements	2 – 28
	Item 2. Management’s Discussion and Analysis of Plan of Operation	29 -38
	Item 3. Controls and Procedures	38

Part II	OTHER INFORMATION
	Item 4. Legal Proceedings	39 – 40
	Item 5. Unregistered Sales of Equity Securities and Use of Proceeds	40
	Item 6. Defaults Upon Senior Securities	40
	Item 7. Submission of Matters to a Vote of Security Holders	40
	Item 8. Other Information	40
	Item 9. Exhibits and Reports on Form 8-K	40

	Signatures	41

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2007
Current Liabilities:		
Current portion of long-term debt	$	238,184
Short-term debt		12,760
Accounts payable		104,679
Accrued expenses		101,142
Due to shareholders		272,298
Deferred subscriptions and other revenues		1,146,717
Total Current Liabilities		1,875,780
Long-Term Liabilities:		
Long-term debt		4,518,830
Deferred subscriptions and other revenues		21,298
Total Long-Term Liabilities		4,540,128
Total Liabilities		6,415,908
Commitments and contingencies - see Note 9		
Stockholders' Deficiency:		
Preferred stock:		
Series A, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,333 shares		33
Series B, $1.00 par value; authorized 5,000,000 shares; issued and outstanding 309 shares		309
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 112,505,818 shares		11,251
Additional paid in capital		2,432,007
Deficit		(7,315,715)
Total Stockholders' Deficiency		(4,872,115)
Total Liabilities and Stockholders' Deficiency	$	1,543,792

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2007	2006
Net (loss)	$ (53,054)	$ (78,752)
Adjustment to reconcile net (loss) to net cash used in operating activities:		
Depreciation and amortization	59,833	41,355
Accretion of interest expense on long-term debt	87,200	54,264
Retirement of common stock in connection with litigation settlement	-	(10,638)
Non-cash services	15,866	7,500
(Increase) decrease in operating assets:		
Accounts receivable	(438,424)	5,553
Inventory	428	(74,455)
Prepaid expenses and other current assets	(147,351)	(11,046)
Increase (decrease) in operating liabilities:		
Accounts payable and accrued expenses	31,580	(120,690)
Deferred subscriptions and other revenues	437,037	(84,577)
Net cash used in operating activities	(2,763)	(271,486)
Cash flows from investing activities:		
Acquisition of property and equipment	(26,444)	(25,446)
Net cash used in investing activities	(26,444)	(25,446)

statement continued next page

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

See accompanying footnotes to financial statements

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2007

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

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the informational needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 2000 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

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

The Company has a major customer that comprised 16% of the Company’s revenue in the quarters ended March 31, 2007 and 2006.  A second major customer comprised 14% of the Company’s revenue in the quarter ended March 31, 2007.  There were no other customers that comprised greater than 10% of the total company revenues in those quarters.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $68,437 at March 31, 2007.

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

Subscription income generated by both the private sector and the military is recognized based upon the monthly pro-ration of income within the reporting period for a given subscription.

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

Revenue from the production of online educational seminars, for both the private sector and the military, is recorded at the time the seminar is conducted.

Book orders are received over the internet and via the mail; revenue is recognized after the order has been fulfilled and shipped.

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

No compensatory options or warrants were granted during the quarters ended March 31, 2007 or 2006.  See Note 4 for discussion of warrants issued during 2006 in connection with a debt financing.

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter ended March 31, 2007 and 2006 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) per share at March 31, 2007 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

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

In the two most recent years, the Company has obtained cash from various debt financings to fund existing operations.  From September 2005 through January 2006, the Company used proceeds from a $3.0 million loan to repay a substantial portion of its debt and to provide for continuing operations through the third quarter of calendar year 2006. In the third quarter of calendar 2006, the Company entered into another loan arrangement to provide proceeds of $2.0 million in the aggregate through November 2007.  (See Note 4.)

In the fourth quarter, 2006, the Company entered into an agreement with the United States Army for a U.S. Army Research Project entitled Exceptional Family Training and Transitioning Program, focusing on education and training in the developmental and special health care needs arena.  The contract, which is worth over $800,000, is paid in installments and will be effective from December 1, 2006 through December 31, 2007.

The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

Reclassifications

Certain amounts reported for 2006 have been reclassified to conform to the 2007 presentation.  Such reclassifications had no effect on reported income.

2.  Property and Equipment

Property and equipment at March 31, 2007 consists of the following:

Depreciation expense for the quarters ended March 31, 2007 and 2006 was $21,500 and $15,244, respectively.

3.  Accrued Expenses

Accrued expenses at March 31, 2007 consist of the following:

4.  Debt

Long-Term Debt

Long-term debt at March 31, 2007 consisted of the following:

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,211,756 was recorded as a long term liability as of March 31, 2007.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of March 31, 2007, the accretion was $342,032, of which $63,917 was recorded in calendar year 2007.

If the obligation had been settled on March 31, 2007, the Company would have issued 3,148,780,423 shares of its common stock (with a fair value, based solely on the quoted market price per share as of March 31, 2007, of $5,352,927).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

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

Through March 31, 2007, the Company received proceeds of $1,200,000 under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.

A private investment firm is receiving 8% of the amount loaned as the funds are received. There was also an origination fee to the lender of $20,000, which has been paid.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $1,252,029 was recorded as a long term liability as of March 31, 2007.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of March 31, 2007, the cumulative accretion was $52,029, of which $23,283 was recorded in calendar year 2007.

If the obligation had been settled on March 31, 2007, under the formula for conversion, the Company would issue approximately 1,227,479,807 shares of its common stock (with a fair value, based solely on the quoted market price per share as of March 31, 2007, of $2,086,716).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees, that are amortized over 36 months, as follows:

Short-Term debt

Short-term bank obligations at March 31, 2007, consist of an unsecured line of credit with MBNA in the amount of $12,760, interest at 24.5%.

5.  Related Party Transactions

Amounts due to shareholders at March 31, 2007 consist of the following:

The deferred compensation amounts due the Chief Executive Officer and former Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the quarter ended March, 31, 2007. These balances are non-interest bearing.

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

Through March 31, 2007, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards of approximately $1,739,566 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2018.

There is no provision for income taxes for the quarters ended March 31, 2007 and 2006, as there was no taxable income in either quarter.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

The provision for income taxes on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

See Note 1 regarding the Company's business combination pursuant to a share acquisition agreement.  The business combination was a tax-free merger pursuant to Internal Revenue Code Section 368. Accordingly, in connection with this merger, the Company's ultimate recognition of its NOL became subject to Internal Revenue Code Section 382

The general tax principle underlying Code Section 382 is that losses incurred by a corporation may be utilized by offsetting income it later generates, as long as its separate existence and the identity of its major shareholders are basically unchanged. However, significant limitations to the use of the Company's NOL may apply if there is an ownership change.  The testing period is defined as the three-year period ending on the day of any shift involving a five-percent shareholder or the equity structure.

While the Company does not believe the ultimate realization of its NOL carryforward will be impacted by the merger, it can give no assurance that limitations that may exist under the prevailing, or future, Code Section 382 will not apply.

7.  Stock Issued for Services

For the quarter ended March 31, 2007, the Company did not issue any of its common stock except in connection with conversion of its debt (see Note 4).

For quarter ended March 31, 2006, the Company issued 225,000 shares of the Company’s common stock to employees and non-employees as stock-based compensation in the amount of $7,500, that has been recorded as an expense in the Company’s financial statements.

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

9.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2009 and 2007, and for office equipment expiring in 2007.  Total operating lease expense amounted to $115,600 and $148,814 in 2006 and 2005, respectively.  Subsequent operating lease payments are $40,340 in 2007, $47,340 in 2008, and $48,540 in 2009.

Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Plan of Operation

In this section, “Management's Discussion and Analysis of Plan of Operation,” references to “we,” “us,” “our,” and “ours” refer to EP Global Communications, Inc. (EPGL), and its consolidated subsidiaries.

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

Plan of Operation:

EPGL is on the brink of its most expansive growth in its 36-year history, with never-before streams of revenue and innovative projects under way that have the potential for significantly and positively impacting, far into the future, the kind of proprietary, need-to-have information and support for people with disabilities and special needs, and for the physicians, allied health care professionals, teachers, families, and other caregivers involved in their care and development. We believe that a key result of these initiatives will be the continued worldwide evolution of the awareness of the abilities and potential of people with disabilities and special needs. We anticipate that EP’s cutting-edge education outreach and multiple forums for communication (e.g.: EP LiveOnline™; and Search & Respond in EP magazine and on the new, expanded EP Web site, http://www.eparent.com, to be launched in May 2007) will continue to establish links among families and professionals to enhance knowledge bases regarding chronic disabilities and to provide the most up-to-date strategies for optimizing individual lives and well-being.

Management intends to expand EP’s 36-year heritage of providing “Information That Matters from People Who Care” to the community of those with disabilities and special needs. Our award-winning EP magazine represents the foundation of all that we do. Most of our efforts and investment up to the beginning of 2007 have been directed to this purpose. Our focus is entirely in the arena of chronic long-term conditions, not disease states. The significance of this is that diseases for the most part can be cured with various medical interventions and surgery. Chronic life-long conditions are different. There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society. A corollary to this is to increase awareness of all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is an underpinning of everything that EP does.

In 2006, we completed the investment, building, and implementation of a dynamic growth strategy to increase revenues and profitability for 2007 and beyond, with a three-point initiative:

1.

We are emphasizing our core publishing operations, including advertising, subscription growth, and the development of our custom communications and special project capabilities. We have augmented our staff with this purpose in mind, and have begun a considerable commitment to expanding our existing database as well as building new credible databases in the medical, education, financial services, mobility, and augmentative communications fields.

2.

We have increased the growth and strength of our Joint Venture with Vemics, Inc., called EP LiveOnline™, diversifying from the clinical and medical arenas into financial planning, education, assistive technology, and augmentative communications and mobility, as well as human resource management. We have expanded the network of sites we have been building and diversified into other areas besides healthcare. Included in our expansion is the U.S. Military as a major focus of our activities. Efforts and services are currently under way with the Army, and will expand under an approved initiative to the Air Force in 2007. Proposals have been submitted to the Navy and Marine Corps as well as to the National Guard and Reserves and the Coast Guard.

3.

Leverage our strength in key Web-based communication programs such as the development of specific disability topics directed to specific disability organizations: e.g. – EP on CP (Cerebral Palsy); EP on Epilepsy; EP on Mobility; etc. Because of our unique, time-tested, and strong relationships with key disability-related organizations and our reputation with medical thought and opinion leaders in the field, we believe this will be a natural course for us to follow, once we implement our new, expanded Web site, scheduled for launch in May 2007.

The first-quarter 2007 operating results reflect comparable revenues to 2006 as well as a significant improvement in profitability. Indeed, revenues in 2007 include only a portion of the revenues for our Disability Awareness Night™ (DAN™) Program.  We are in receipt of a signed contract and payment from our lead national sponsor, MassMutual, for the 2007 DAN Program, but a substantial portion of these revenues and costs will be posted in the second and third quarters of 2007. Management forecasts significant growth beginning in the second quarter of 2007 for EP’s core services, consisting of ad revenue, custom communications, and EPGL special project segments, as well as our innovative, online, interactive educational programs. Examples of our growth to date and future plans follow:

Special Projects:

Disability Awareness Night™ (DAN™)

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox. In 2003, participation expanded to 14 teams. In 2004, we grew to 27 teams, and in 2005, we held DAN events in 31 stadiums, including the Hall of Fame Game in Cooperstown, New York. In 2005 and 2006, we experienced the participation of our lead sponsor Massachusetts Mutual Life Insurance Company whose SpecialCare program has made a significant contribution to the field of disabilities and whose financial commitment to the DAN Program has been substantial. We also benefited from additional sponsorship provided by other international corporations such as Genzyme, Shire Pharmaceuticals, CVS, and Volvo. In 2007, we have already secured the contractual participation of our national Dan sponsor, Massachusetts Mutual Life Insurance and three regional sponsors, and we believe we will surpass revenues achieved in prior years. In addition, we have contracted for and received sponsorship for a racing event to be held on Sunday, July 1, 2007, at the New Hampshire International Speedway in Loudon, New Hampshire. This event will also be featured as a Day of Military Distinction, during which we will honor wounded soldiers who are recovering from injuries sustained in Iraq and Afghanistan. These soldiers will be flown to this new DAN event by our sponsor MassMutual and honored on the track just prior to the NASCAR Nextel Cup Race. It is anticipated that General Staff Officers and other military dignitaries from Walter Reed Army Medical Center will be on hand for these ceremonies.

Educational Online Programming

Beginning in December 2005 and through 2006, we launched over twelve live, online, interactive, TV-quality educational programs under unrestricted educational grants from major pharmaceutical companies and other sources. In 2007, we have contracted to implement a minimum of six programs on spasticity management plus several others dealing with topics such as Epilepsy, Hyperbaric Oxygen Therapy, Attention Deficit Disorder/Attention Deficit Hyperactivity Disorder (ADD/ADHD), Autism Spectrum Disorders, Respite Care, Asthma, and Expanded Newborn Screening utilizing Tandem Mass Spectronomy (MS/MS). Further growth and additional topics are planned for the third and fourth quarters.

United States. Military: Exceptional Family Transition Training (EFTT) Program

In late 2006, we executed a U.S. Army Cooperative Research Agreement entitled the Exceptional Family Transition Training (EFTT) Program for an appropriation of $830,650, the bulk of which has already been received in 2007. These funds are being used to provide education and informational programs for military families caring for loved ones with disabilities and special needs on selected bases around the world, as well as for the delivery of Continuing Medical Education (CME) credits, via accredited online, interactive programs, to Army Medical Corps physicians and Continuing Education Units (CEU) to allied healthcare professionals. The Company has received the first three payments under this agreement, with the fourth and final payment scheduled for July 2007. The funds are being used to deliver three measurable efforts on behalf of Army families and healthcare professionals caring for children and adults with disabilities and special needs, including soldiers returning from Iraq and Afghanistan with limb loss and other disabling conditions. These efforts include the following:

•

Work is underway toward the development of very specific educational content used for training purposes of Army Medical Corps Staff – physicians, nurses, occupational and physical therapists, speech and language pathologists – and families and caregivers in the arena of developmental disabilities. This curriculum, which will include six programs delivered to eight major Army Base Installations with significant teaching hospital facilities, will be facilitated by EP’s contacts in science and medicine, and education and training, as well as parents throughout the country. The programs will also be offered in collaboration with accreditation entities provided by various major medical schools and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD). We expect the first of these programs to begin in July 2007, and run consecutively until the end of calendar year 2007. We will deliver online, interactive content via our Joint Venture with Vemics, Inc., entitled EP LiveOnline™. Of course, civilians will also benefit from this effort, as the programs will be distributed simultaneously to all interested individuals, organizations, professional medical societies, and various other entities with whom EP works. The content remains the proprietary content of EPGL and will be disseminated simultaneously to our various networks built over the past year. It will then be stored for access on the EP Web site at http://www.eparent.com.

•

Base Librarians at our target installations have been contacted, and the available EP Bookstore List has been disseminated for their selection process of books to be shipped to each facility. We expect to receive all requests by the end of May 2007. Shipments have already begun for orders received to date. Exceptional Family Member Program (EFMP) Managers, the points of contact for families with a loved one with a disability or special need on each installation, will be able to select a specific dollar amount of books and use these to begin the process of setting up a disability library on the installation for access by military families caring for loved ones with special needs.

•

EP’s January 2007 Annual Resource Guide includes a Special Army Section entitled Community of One ~ From Our Families…To Your Families. In addition, the 2007 Annual Resource Guide was the largest issue/reference tool ever published by EP, and included tabs and special advertising-supported inserts. Most importantly, Dr. Margaret Giannini, Director of the Office on Disabilities for Health and Human Services (HHS), specifically requested that EP print and publish a Consumer Edition of the People’s Piece of the Surgeon General’s Call to Action to Improve the Health and Wellness of Persons with Disabilities. We did exactly that with funding from MassMutual. Beginning in February 2007, EP launched its special Military Insert that appears in each issue of the magazine and will appear through calendar year 2007.

Our accredited online, interactive seminar capability as well as our print and publishing capabilities will be used for the EFTT program throughout all of 2007. The project also includes a continuation of the program in 2007, at a funding level of $799,000, for expansion to the Air Force. Based on the success of our programs to date, expansion of this initiative is possible to the other branches of the service (Navy and Marine Corps, National Guard and Reserves, as well as Civilian Employees of the U.S. Military), and we are actively pursuing this expansion.

Strategic Initiatives:

Our platform for growth is due in part to a number of marketing joint initiatives that have been entered into that allow EPGL to address target markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

American Academy of Developmental Medicine and Dentistry (AADMD)

Further internal growth is expected to result from Exceptional Parent (EP) magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry (AADMD), a professional medical society and national organization of doctors and dentists who have dedicated their efforts to providing “best practices” advice to caregivers on how to medically and dentally care for the special needs individual. Beginning with the July 2005 issue of EP magazine and continuing to the present, AADMD is providing peer-reviewed articles for the magazine and the opportunity for physicians to secure up to 2 credit hours of Continuing Medical Education (CME) per issue by completing a test that follows each designated article. Management believes that EP magazine is the first special-interest consumer publication in America to ever offer CME credits to physicians. Our relationship with the AADMD is in addition to relationships we enjoy with numerous disabilities groups throughout the United States as well as with medical societies such as the Child Neurology Society (CNS).

It should also be noted that the AADMD and EPGL have an agreement to co-produce online seminars in 2006 and 2007. No other entity has this opportunity. The AADMD fully endorses the work of EPGL and of EPGL and Vemics, Inc., in their Joint Venture, relating to technology exclusivity in health care.

Of additional significance is that our chief executive officer and director, Joseph M. Valenzano, Jr., is the only non-physician to hold a board seat on the AADMD. Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD.

United States. Military: Exceptional Family Transition Training (EFTT) Program

Funds received from the EFTT Program Appropriation have been used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs. We have hired veterans and civilian staff to assist in the implementation of this project and expect expansion into other areas of the military with funding requests already approved for the Air Force and an expanded program submitted for 2008 for the Navy-Marine Corps, National Guard and Reserves. Preliminary discussions are also underway with the U.S. Coast Guard, which falls under the Office of Homeland Security.

It is our intent with the EFTT Program to build upon our existing relationships within the military community to bring timely and meaningful educational content both in print and on a Web-based delivery system to families and also to the physicians charged with their care. In this regard, we have already begun the process of exploring ways in which we can deliver high-quality educational content focused in the chronic disability and special needs area in cooperation with eight military installations, all of which have large-scale teaching hospitals and medical facilities. These facilities include Dewitt Hospital, at Fort Belvoir, Virginia; Brooke Army Medical Center, at Fort Sam Houston, Texas; Madigan Army Medical Center, at Fort Lewis, Washington; Blanchfield Army Community Hospital, at Fort Campbell, Kentucky; Womack Army Medical Center, at Fort Bragg, North Carolina; Schofield Barracks, in Honolulu, Oahu, Hawaii; Kaiserslautern, in Germany; and several medical centers at Fort Drum, New York, along with the Uniformed Medical Services School in Bethesda, Maryland. This initiative represents a Cooperative Agreement with the U.S. Army in the amount of $830,650, and such revenues would be recognized in accordance with the Company’s existing accounting policy, which is to identify revenue streams consistent with our core services: subscriptions, page advertising, and special projects/custom communications and online Web-based programming.

We have recently hired new sales staff capable of marketing the complete package of services the company now offers, both via print and online. These new sales personnel are receiving ongoing training to implement effective sales strategies and outcomes for EP. One of our new sales representatives is covering the Southwestern Sales territory and is based in Dallas, Texas. Our other new sales representative is covering the Northeastern and Southeastern territories and is based in Laurys Station, Pennsylvania.

To improve efficiency and allow for greater promotion of our magazine to stimulate subscription income, we have outsourced our entire circulation management to a firm specializing in this arena, ProCirc, based in Miami, Florida. The incremental cost of doing this is not material in relation to the costs to date. Previously, circulation management had been handled internally by our existing staff. Our business, with its multiple product lines and multimedia approach to publishing and communications, suggests that we might best be able to grow our existing paid circulation base under the direction of an experienced and professional circulation management team. This team can also oversee the shift to a smaller, more effective fulfillment firm, one more suited to the nature of our business, which is heavily involved in medical and healthcare-related activities. Accordingly, we are shifting compensation and related expenses to outside professional circulation services that have experience in both consumer as well as medical/professional publishing. The cost differential associated with this shift, as noted, is negligible but the potential for significant increases in paid circulation and related development activities, such as bundled advertising and sponsored bulk distribution of the monthly magazine, should yield higher revenue performance for us.

The agreement with ProCirc has been renewed, with refocused direction and effort. There are incentives built into the agreement to reward performance. It is important to note that increases in unit circulation will also result in increases in advertising, as we will be reaching a larger audience, which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

In 2007, we have expanded our Disabilities Awareness Night™ (DAN™) programs, principally conducted in major league baseball parks, from 2002 to 2006, and continuing in 2007. Prior to this time, our programs were taking place in a limited number of National Basketball Association venues, minor league baseball parks and minor league hockey arenas. On May 23, 2005, and again in May 2006, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual Hall of Fame Game a ceremony honoring returning disabled veterans from Iraq and Afghanistan. This was done in conjunction with Walter Reed Army Medical Center and its Commanding General, who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his Purple Heart for wounds received in Iraq. In July 2007, we will hold our first DAN event at a racetrack, at New Hampshire International Speedway, in Loudon, New Hampshire, prior to the

NASCAR Nextel Cup Race. Massachusetts Mutual Life is sponsoring the DAN event. This event will include a Day of Military Distinction, and will involve returning wounded Soldiers, Sailors, Airmen, and Marines from Walter Reed Army Medical Center. We plan to continue this DAN expansion to race tracks associated with NASCAR, and are test-marketing programs with two NBA teams as well as evaluating the feasibility of expanding into other sports venues such as NCAA Basketball.

We continue to provide education regarding Assistive Technology for people with disabilities, both physical and intellectual (e.g.: cerebral palsy and autism spectrum disorders). This includes the launch of our Consumer’s Guide to Assistive Technology, written by leading authorities in the field.

We continue to publish monthly in EP magazine and on our Web site valuable information regarding Financial and Estate Planning for people with special needs and for families caring for children and adults with disabilities.

We continue to provide education regarding Mobility, including via the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility Products, which we publish each year. NMEDA is the leading national authority on mobility products and services.

Our revenues are generated from the following activities:

Sale of Advertising Space in Exceptional Parent Magazine

This is driven by a number of factors, including our editorial content and focus. Our customers consist of large Fortune 500 companies: Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch. All purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names. Historically, revenues generated from the sale of advertising space have ranged from approximately $1.6 million to as high as $2.2 million in the past (1998).

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums

This program generates revenue. Each of the DAN events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group, followed by regional and local sponsorships. In 2006, for example, total revenues from this effort aggregated approximately $400,000. We have already signed the sponsorship agreement with our lead sponsor for 2007, and have commitments from other sponsors that will yield revenues well in excess of $400,000 in 2007. This does not include any sponsorship revenues from other venues such as NBA games, NHL and Minor League Hockey games, nor any added venues associated with NASCAR, which are still under discussion.

EP Bookstore

The EP Bookstore houses approximately 2,000 disability specific books, video and tapes dealing with a wide range of disability topics.  We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

The bulk of our bookstore has been built through negotiating with third party publishers such as Baker and Taylor and McGraw Hill.  This has been done over a period of years and with great selectivity and sensitivity.  We evaluate the extensive titles published by other book publishing companies and inquire about their sales.  Based on the intelligence we obtain, we approach these companies, which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals and objectives.  In many cases, we are able to negotiate consignment inventory. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences whether consumer or professional in nature. We have this expertise and we went about building our library of titles in specific disciplines. In the process of building this library, we place importance in understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, web site and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences.  The EP Bookstore also consists of book titles we own outright and exclusively.  Examples of such titles include the following: No Apologies for Ritalin by Bhushan Gupta, MD; and Patient Persistence by Adele Gill, RN, and approximately five other titles.  None has a material impact taken individually or collectively but the profit margins earned on these sales are approximately 30% while the profit margins on other titles are in the vicinity of 10%. Our decision to have a stake in book publishing is based on the fact that we receive countless number of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multi media publishing activities in print or online.  We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year with profit margins on the order of 15%.

Custom Publishing & Contract Publishing

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

Online Interactive Educational Seminars

Another element in our product mix is the EP LiveOnline™ Interactive TV-Quality, Educational Seminars. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD, CNF and CNS. The fact that all of these seminars offer Continuing Medical Education (CME) accreditation for physicians, usually without fees, coupled with the fact that the physicians do not have to travel but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results.  To our knowledge, no other company in the United States offers the kind of comprehensive, authoritative, educational programming that is focused exclusively on chronic life-long conditions as we do. In addition, we do this by offering online, real-time, live, interactive, TV-quality information utilizing proprietary software and delivered over the Internet. We expect to conduct over 20 such seminars in 2007, in combination with our military initiative.  We had four online seminars under contract as of December 30, 2005 extending through 2006 and actually delivered an additional four others in the arena of Hyperbaric Oxygen Therapy and Klinefelter Syndrome and other clinical topics. There are also several other proposals outstanding.

Results of Operations for the Period Ended March 31, 2007

Liquidity and Capital Resources

The cash flows from operations for the quarter ended March 31, 2007 were approximately equal to the operating requirements of the Company.

With an existing forecast of minimum revenues of $4,000,000 in 2007, management believes that with the operational cash to be generated and the retained working capital from our recent funding, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecast and the additional funding received will meet the liquidity requirements of EPGL for 2007.

At the present level of operations, working capital requirements to sustain operations approximates $350,000 per month exclusive of any existing debt service that approximates an additional $7,000 per month. The company is also benefiting from cost reduction measures implemented in the last quarter of 2006, especially from the elimination of office space in New Jersey and staff reductions.

It is management’s estimate that with its existing working capital resources and with the issuance of an additional $800 thousand of convertible notes, we will be able to meet the working capital requirements of operations for the coming twelve months of operations.

Results of Operations

Reflected in the tables that follow are comparisons of revenue and sales and general administrative expenses for the three months ended March 31, 2007 and 2006 as well as commentary on significant variations noted between the periods.

Revenues for the three months ended March 31, 2007, as compared to the same period in 2006, increased by approximately $22,000.  The largest component of the increase was a $109,000 gain in subscription revenue.  This gain was a direct result of the U.S. Army contract.  Other revenue increased by $79,000 over 2006 and book sales increased by $8,500 or 68% for the first quarter 2007.  Advertising revenue decreased by approximately $86,000 for the quarter and online seminar revenue registered no income for the quarter ended March 31, 2007.  Online revenue contracts have been secured by the company and will generate revenues through the remaining quarters of 2007.

Operating Expenses Including Cost of Sales

For the quarter ended March 31, 2007, cost of sales increased by approximately $64,000 as compared to March 31, 2006. The increase is primarily due to increases in magazine production costs.

Commentary on the significant variations in selling, general and administrative expense follow the table that is noted below.

The significant variations in the components of selling, general and administrative expense are discussed below.

Salaries and benefits decreased by approximately $136,000 for the quarter ended March 31, 2007.  This was a result of deferring salary expense related to online seminars.  Office expense decreased by approximately $36,000 over the same period for 2006.  This was due to the closing of the New Jersey office and relocation of the Johnstown office.  Business travel increased approximately $15,000 due to additional trade shows that were attended in the first quarter of 2007.  Overall selling, general and administrative expenses have been reduced by $116,000 for the quarter ended March 31, 2007.

Interest, Depreciation and Amortization

Interest expense has increased in the first quarter of 2007 compared to 2006 by approximately $30,000 due to the increase in NIR funding. Depreciation and amortization expense have increased by approximately $18,000 for the quarter ended March 31, 2007.

Taxes

We reflected no provision for income taxes in the first three months of 2007 because of the availability of a significant net operating loss carryforward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values. The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $4,463,785 was recorded as a long-term liability as of March 31, 2007. The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of March 31, 2007, the total accretion was $394,061 (of which $87,200 was recorded in the three months ended March 31, 2007). Separately, the holder of the note exercised conversion privileges for 61,260,000 shares of common stock, thereby reducing the amount of the debt by $80,026.

We incurred debt issue costs of $476,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

Off Balance Sheet Arrangements

None

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls

During the course of the most recent examination of our financial statements for the period ended December 31, 2006 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls.  We have since applied the necessary corrective action and believe this weakness has been remedied.

Management evaluated the effectiveness of the disclosure controls and procedures as of April 12, 2006. This evaluation was conducted by the chief financial officer (the principal accounting officer).

Disclosure controls are controls and other procedures that are designed to ensure that information that is required to be disclosed in the reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Management does not expect that the disclosure controls or the internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies, or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon evaluation of the controls, the chief executive officer and the chief financial officer (principal accounting officer) have concluded that, subject to the limitations noted above, the disclosure controls are effective, providing reasonable assurance that material information relating to the Company is made known to management on a timely basis during the period when the reports are being prepared. There were no changes in the internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3 of the Company’s 2006 annual report on Form 10KSB as filed with the Securities and Exchange Commission on April 16, 2007.

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351.  When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy). The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint. The Company and Counsel believe that further litigation should result in the ultimate dismissal of this Chapter 7 Trustee Claim. The Company has made all timely filings with the court and to date has heard nothing further with regard to the position of the court.

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140. This case was commenced on December 17, 1999. Psy-Ed is the plaintiff and counter-claimants in this case. The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination and successfully defended itself in three separate appeals made by Ms. Schive. At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD. Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

        B.  Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

Dated:	May 15, 2007