Form 10QSB
period 2007-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2007-08-14
CIK 1113947

Unknown; ;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2007

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

181,999,533 shares of $0.0001 par value common stock outstanding as of July 24, 2007.

Transitional Small Business Disclosure Format        Yes [  ]   No [X]

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
	Item 1. Financial Statements	2 – 27
	Item 2. Management’s Discussion and Analysis of Plan of Operation	29 - 43
	Item 3. Controls and Procedures	44

Part II	OTHER INFORMATION
	Item 1. Legal Proceedings	45
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
	Item 3. Defaults Upon Senior Securities	46
	Item 4. Submission of Matters to a Vote of Security Holders	46
	Item 5. Other Information	46
	Item 6. Exhibits and Reports on Form 8-K	46

	Signatures	47

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

June 30, 2007

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting.  In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting of normal recurring accruals and adjustments) for a fair presentation of the results of operations and cash flows for the respective periods ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2006 Form 10-KSB filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.  As of June 30, 2007, Cash and Cash Equivalents were $252,552, which compares to $13,752 at June 30, 2006.

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

The Company has a major customer that comprised 27.5% and 13% of the Company’s revenue in the six months ended June 30, 2007 and 2006, respectively.  A second major customer comprised 17% of the Company’s revenue in the six months ended June 30, 2007.  There were no other customers that comprised greater than 10% of the total company revenues in those quarters.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $57,005 at June 30, 2007.

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

Advertising revenue, which consists predominantly of graphic and text displays, is recorded in the period corresponding to the presentation in the publication. Online services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.  The costs to develop this internet income are predominantly period costs and are expensed when incurred. Print publication advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

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

No compensatory options or warrants were granted during the six months ended June 30, 2007 or 2006.  See Note 4 for discussion of warrants issued during 2006 in connection with a debt financing.

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter ended June 30, 2007 and 2006 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be anti-dilutive.  Potential common shares used in computing diluted (loss) per share at June 30, 2007 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter ended June 30, 2007 and 2006 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be anti-dilutive.  Potential common shares used in computing diluted (loss) per share at June 30, 2007 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

.

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

In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets”.  SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for periods beginning after June 15, 2005.  The adoption of SFAS No. 153 had no material effect on the Company's financial position or results of operations.

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

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”.  This Statement amended FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This pronouncement had no material effect on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This pronouncement had no material effect on the Company's financial position or results of operations.

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

In the two most recent years, the Company has obtained cash from various debt financings to fund existing operations.  From September 2005 through January 2006, the Company used proceeds from a $3.0 million loan to repay a substantial portion of its debt and to provide for continuing operations through the third quarter of calendar year 2006. In the third quarter of calendar 2006, the Company entered into another financing arrangement to provide proceeds of $2.0 million in the aggregate through November 2007.  (See Note 4.)

In the fourth quarter of 2006, the Company entered into an agreement with the United States Army for a U.S. Army Research Project entitled Exceptional Family Training and Transitioning Program (“EFTT”), focusing on education and training in the developmental and special health care needs arena.  The contract, which is worth over $800,000, is paid in installments and will be effective from December 1, 2006 through December 31, 2007.

The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

Reclassifications

Certain amounts reported for 2006 have been reclassified to conform to the 2007 presentation.  Such reclassifications had no effect on reported income.

2.  Property and Equipment

Property and equipment at June 30, 2007 consists of the following:

Depreciation expense for the three months ended June 30, 2007 and 2006 was $22,287 and $45,857, respectively.  Depreciation expense for the six months ended June 30, 2007 and 2006 was $43,787 and $87,212, respectively.

3.  Accrued Expenses

Accrued expenses at June 30, 2007 consisted of the following:

4.  Debt

Long-Term Debt

Long-term debt at June 30, 2007 consisted of the following:

The following are maturities of long-term debt:

On September 23, 2005, the Company completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.

Under the securities purchase agreement, the Company will issue up to $3,720,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our Chief Executive Officer individually pledged 3,371,093 shares of common stock as security for this financing.

In addition, the Company issued 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.  As of December 31, 2005, 3,338,000 warrants had been issued.  The remainder were issued in January, 2006.

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,246,737 was recorded as a long term liability as of June 30, 2007.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of June 30, 2007, the accretion was $406,245, of which $64,212 was recorded in the second quarter of 2007, $63,917 was recorded in the first quarter of 2007 and $242,915 was recorded in calendar year 2006.

If the obligation had been settled on June 30, 2007, the Company would have issued 3,607,485,185 shares of its common stock (with a fair value, based solely on the quoted market price per share as of June 30, 2007, of $5,411,228).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

Provided the Company is not in default under the financing documents, it has a sufficient number of authorized shares of its common stock reserved for issuance upon full conversion of the promissory notes and its common stock is trading at or below $.15 per share, the Company shall have the right, exercisable on not less than 10 trading days prior written notice to the holders of the promissory notes, to prepay all of the outstanding promissory notes. If the Company exercises its right to prepay the promissory notes, it shall make payment to the holders of an amount in cash equal to either (i) 125% (for prepayments occurring within 30 days of the issue date of the promissory notes), (ii) 130% for prepayments occurring between 31 and 60 days of the issue date of the promissory notes, or (iii) 140% (for prepayments occurring after the 60th day following the issue date of the promissory notes, multiplied by the sum of the then outstanding principal amount of the promissory notes plus default interest.)

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

Through June 30, 2007, the Company received proceeds of $1,400,000 under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.  A private investment firm is receiving 8% of the amount loaned as the funds are received. There was also an origination fee to the lender of $20,000, which has been paid.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $1,487,975 was recorded as a long term liability as of June 30, 2007.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of June 30, 2007, the cumulative accretion was $87,975, of which $35,946 was recorded in the second quarter of 2007, $23,283 was recorded in the first quarter of 2007 and $28,746 was recorded in 2006.

If the obligation had been settled on June 30, 2007, under the formula for conversion, the Company would issue approximately 1,653,306,096 shares of its common stock (with a fair value, based solely on the quoted market price per share as of June 30, 2007, of $2,479,959.).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees, that are amortized over 36 months, as follows:

Short-Term debt

        There was no short-term debt recorded at June 30, 2007; at June 30, 2006, short-term debt was $18,386.

5.  Related Party Transactions

Amounts due to shareholders at June 30, 2007 consist of the following:

        The deferred compensation amounts due the Chief Executive Officer and former Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the quarter ended June 30, 2007. These balances are non-interest bearing.

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

Through June 30, 2007, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforward of approximately $1,887,808 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2018.

There is no provision for income taxes for the quarters ended June 30, 2007 and 2006, as there was no taxable income in either quarter.

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

7.  Stock Issued for Services

For the quarter ended June 30, 2007, the Company did not issue any of its common stock except in connection with conversion of its debt (see Note 4).

For the quarter ended June 30, 2006, the Company issued 20,000 shares of the Company’s common stock to employees and non-employees as stock-based compensation in the amount of $160, which was recorded as an expense in the Company’s financial statements.

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

Holders of the Series B Preferred Stock are entitled to 10% cumulative dividend if declared by the Board of Directors. This class of stock holds liquidation preferences and was redeemable in December 2005 for face value plus accrued dividends.

Dividends:

The holders of the Series B Preferred Stock shall be entitled to cumulative dividends of 10% per share prior to the Company paying any dividends on the Series A Preferred Stock or its Common Stock.

Liquidation Preference:

In the event of any liquidation or winding up of the Company, if the funds available for liquidation are less than $4,000,000 the holders of the Series B Preferred Stock shall be entitled to receive in full, prior to any other distribution made on the Company’s Common Stock, cash dividends in an amount of $61.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), plus all accumulated and unpaid dividends, on an equal basis with any distribution to be made to the holders of the Series A Preferred Stock.

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

Redemption:

Upon the sale by the Company of its capital stock which results in 51% of capital stock being held by persons other than those who held its capital stock on September 30, 1995 then the Company must redeem the Series B Preferred Stock at a price equal to two times the conversion price of the Series B Preferred Stock (currently $61 per share).  In addition, the Series B Preferred Stock was redeemable by the Company in December 2005 for its issue price of $61 per share plus accrued dividends.  Notwithstanding the foregoing, if the Company does not have sufficient funds to redeem the Series B Preferred Stock without causing a material adverse effect on the Company’s ability to carry out its business, only the funds that are available that will not cause such material adverse effect shall be used to redeem the Series B Preferred Stock.  This redemption requirement will continue until such time as all of the shares of Series B Preferred Stock have been redeemed.

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

9.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2009 and 2007, and for office equipment expiring in 2007.  Total operating lease expense for the six months ended June 30, 2007 and 2006 amounted to $26,474 and $65,447, respectively.  Subsequent operating lease payments are $26,713 in 2007, $47,040 in 2008, and $48,540 in 2009.

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

Mr. Klein filed an action against the Company and Mr. Valenzano in the Superior Court for Middlesex County, Massachusetts in December 2002 seeking payment of unspecified damages.  That lawsuit was dismissed in 2005.  Mr. Klein then filed an action seeking precisely the same relief in a state court in New Jersey, which action was summarily dismissed by Superior Court in Bergen County New Jersey.  At the time of filing both of these actions, Mr. Klein was a defendant in an action brought by the Company against him in 1999.

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

Plan of Operation:

EPGL is on the brink of its most expansive growth in its 36-year history, with never-before streams of revenue and innovative projects under way that have the potential for significantly and positively impacting, far into the future, the kind of proprietary, need-to-have information and support for people with disabilities and special needs, and for the physicians, allied health care professionals, teachers, families, and other caregivers involved in their care and development. We believe that a key result of these initiatives will be the continued worldwide evolution of the awareness of the abilities and potential of people with disabilities and special needs. We anticipate that EP’s cutting-edge education outreach programs and multiple forums for communication (e.g.: EP LiveOnline™; and Search & Respond in EP magazine and on the new, expanded EP Web site, http://www.eparent.com, launched in May 2007) will continue to establish links among families and professionals to enhance knowledge bases regarding chronic disabilities and to provide the most up-to-date strategies for optimizing individual lives and well-being.

Management intends to expand EP’s 36-year heritage of providing “Information That Matters from People Who Care” to the community of those with disabilities and special needs. Our award-winning EP magazine represents the foundation and core of all that we do. Most of our efforts and investment up to the beginning of 2007 have been directed to this purpose. Our focus is entirely in the arena of chronic long-term conditions, not disease states. The significance of this is that diseases for the most part can be cured with various medical interventions and surgery. Chronic life-long conditions are different. There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society. A corollary to this is to increase awareness of all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is both the spirit and philosophy of our company.

In 2006, we completed the investment, building, and implementation of a dynamic growth strategy to increase revenues and profitability for 2007 and beyond, with a three-point initiative:

1.

We are emphasizing our core publishing operations, including advertising, paid circulation, and the development of our custom communications and special project capabilities. We have augmented our staff with these purposes in mind, and have begun a considerable commitment to expanding our existing database as well as building new credible databases in the medical, education, financial services, mobility, and assistive technology fields.

2.

We have increased the commitment to and strength of our Joint Venture with Vemics, Inc., called EP LiveOnline™, diversifying from the clinical and medical arenas into financial planning, education, assistive technology, and augmentative communications and mobility, as well as human resource management. We have expanded the network of sites we have been building and diversified into other areas besides healthcare. Included in our expansion is the U.S. Military as a major focus of our activities. Efforts and services are currently under way with the U.S. Army, and will expand under an approved initiative to the Air Force in 2007. Proposals for fiscal 2008 have been submitted to the Navy and Marine Corps as well as to the National Guard and Reserve and the Coast Guard.

3.

Leverage our strength in key Web-based communication programs such as the development of specific disability topics directed to (and through) specific disability organizations: e.g. – EP on CP (Cerebral Palsy); EP on Epilepsy; EP on Mobility; etc. Because of our unique, time-tested, and strong relationships with key disability-related organizations and our reputation with medical thought and opinion leaders in the field, we believe this will be a natural course for us to follow, once we commence various marketing initiatives following our new Web site launch, executed in late May 2007.

Editorial

EP’s editorial team produced superb content for both the monthly print publication as well as the EP Web site (http://www.eparent.com) during the past quarter, which included thematic feature stories, several ongoing series and columns, and the introduction of Web site blogs, all of which provide a base for supporting advertising and project revenue in the near term.

Second-quarter issue themes explored subjects like autism, mobility, stress management, sports and recreation, and pet therapy. April’s cover story featured an exclusive interview with actress and vocalist Vanessa Williams, as she talked about her new movie, My Brother, and her many years of work with Special Olympics International. Of note in the June issue was a multi-page spread highlighting various therapeutic riding centers and hippotherapy centers from across the U.S. The June issue also included a special, paid 40+-page supplement, The Consumer’s Guide to Mobility Equipment Dealers.

Ongoing series included the continuation of the twelve-month Seizures and Teens series produced in conjunction with http://www.epilepsy.com and authored by their team of epilepsy health professionals. Articles of note included titles like Maximizing Health and Safety and The Impact of Seizures and Epilepsy on Families. This yearlong series will conclude with the October 2007 issue of EP. In addition to the wealth of information passed on to EP readers, this series has resonated with advertisers like the pharmaceutical company UCB, Inc., which produces the seizure control medication, Keppra, and Valeant, Inc., which produces the seizure medication Diastat. Moreover, the series itself provides the basis for several online, interactive seminars, the first of which was produced and delivered in June 2007. The series also lends itself to the development of a sponsored custom monograph on epilepsy, which we are in the midst of planning in conjunction with Epilepsy.com.

In late 2006, EP sealed a partnership with the University of Michigan’s Transportation Research Institute (UMTRI) in Ann Arbor. Under the direction of UMTRI’s Dr. Larry Schneider, Research Professor Head of the Biosciences Division, this six-part series deals with issues pertaining to general safety and safety standards that apply when wheelchairs are used as seats in motor vehicles, a topic of great interest and concern to EP readers. UMTRI’s first installment in this series appeared in the April issue and was entitled, Using a Wheelchair as a Seat in a Motor Vehicle: An Overview of Wheelchair Transportation Safety and Related Standards. This was followed in May by the article, Getting The Right Wheelchair for Travel: A WC19-Compliant Wheelchair. An installment also appeared in the third-quarter month of July, dealing with wheelchair transportation as it pertains to children riding a school bus in a wheelchair.

The second quarter also saw installments of ongoing columns like Research Frontiers: Understanding Science, Unlocking Potential, which is produced in partnership with the Kennedy Krieger Institute, runs four times per year, and gives readers insight into the vast volume of research that is being conducted in the field of developmental disabilities.

In May, EP launched its new Web site, with additional features like its Blogs Channel and a revamped and expanded version of its popular Search and Respond component. Bloggers Scott Newport and Jennifer Borek, Ph.D., both parents of children with special needs, contribute weekly blog entries offering insight, advice, and humor that other parents can use and relate to. Mr. Newport kicked off his blog in May. Dr. Borek, who will contribute weekly blogs beginning in September, will also be equipped to offer the unique perspective of a parent and a professional working in the field of disabilities. Dr. Borek is a professor at the University of Memphis, teaching writing to students with communication disorders. The new Web site’s expanded Search and Respond channel offers site visitors a place to ask questions and exchange ideas with other parents and with professionals. Additionally, the new Web site features never-before-seen editorial content that posts on the first day of each month. These posts are announced each month in the print magazine with a short synopsis of the article as a way of encouraging Web site traffic.

The remainder of 2007 will see the Medical Home Series beginning in September 2007 and running monthly through June 2008. The Medical Home is a model of healthcare delivery to children and youth with special healthcare needs. In essence, medical home is a process or approach to community-based primary care. It is not necessarily a building; it does, however, connote a location that is easily accessible for the family and that has the characteristics of being comprehensive, continuous, coordinated, compassionate, culturally effective and family-centered.

A series on feeding and swallowing issues and challenges for children with disabilities will be produced by professionals from The Center for Pediatric Feeding and Swallowing at St. Joseph’s Children’s Hospital in Paterson, New Jersey. Slated to begin in October, this series will run every other month. The significance of this series is its close relationship to seating and positioning issues and mobility, and thus it offers us considerable leverage in approaching industry support for these projects from companies like Ross Labs, Mead Johnson and Carnation/Nestle.

Through the remainder of 2007, EP will resume the column called Research Reflections, which is written by Jan Blacher, Ph.D., Professor and Faculty Chair of the Graduate School of Education at the University of California Riverside. The Research Reflections column explores research being conducted in the arena of family dynamics, specifically with families who have a member with disabilities or special healthcare needs.

Also, during the balance of 2007, EP will launch its new monthly column, which will be branded under the title Insight on Federal Policy. This column will replace the IDEA Notebook and will expand on that column’s successful concept of offering pertinent information to families on disabilities federal policy. However, where the IDEA Notebook focused solely on IDEA (Individuals with Disabilities Education Act), the new column will also include information on No Child Left Behind, the Developmental Disabilities Act, the Americans with Disabilities Act, the Rehabilitation Act, etc. These will be contributed by organizations like the Advocacy Institute, the Beach Center, and various state Parent Training and Information Centers from across the United States.

Expanded Web Site

EP launched its new and updated Web site in May 2007. In addition to the well-known URL http://www.eparent.com, the fresh new EP Web site also maintains two other Web addresses pointing to the same site: http://www.exceptionalparent.com and http://www.epglcommunications.com. The new site includes some exciting and expanded features such as a Board and Blogs Channel. For this, EP enlisted the support of parent bloggers to share their experiences and the unique challenges of parenting a child with special needs. Blog entries by people with disabilities will also be included. Medical thought and opinion leaders in virtually every discipline and therapeutic area as well as nurses, therapists, and other allied health care professionals will be added as blog contributors in the coming months.

The new EP site has 11 Main Channels including: Education, Family and Community, Financial Planning, Healthcare, Legal, Investor Relations, Military, Mobility, Professional, Sports and Recreation, and Technology. These channels feature never-before-seen editorial articles, with new content being added on a regular basis. Continuing its coordinated commitment to U.S. military families, the site’s Military Channel includes information especially pertinent to the thousands of military families who are caring for a member with disabilities, including Soldiers, Sailors, Airmen, and Marines who have children with disabilities as well as Wounded Warriors returning home with special needs from Iraq and Afghanistan.

An important carryover from the earlier EPGL Web site is the popular Search and Respond feature, which provides an opportunity for Web site visitors to exchange information about their practical experiences in meeting the everyday challenges of life with a child, adolescent, or adult who has a disability. All Respond entries are forwarded to the writers of the original Searches. Some are published in the print magazine and will be featured on the new Web site.

The Organization Links Channel highlights various organizations, agencies, and professional groups from across the U.S. that are serving the needs of people with disabilities. The International Disability News and Local Disability News links round out the offerings on this fresh, new site, and Internet users are encouraged to visit often. Finally, the new EP Web site is also linked directly to EP LiveOnline™, a state-of-the-art, live, online, interactive, TV-quality Joint Venture with Vemics, Inc., which offers Category I CME accredited programs to physicians.

Web site visitors will also have easy access to the thousands of disability-related titles in the EP Bookstore, including books, videos, and DVDs available for purchase.

EP LiveOnline

In June, our Joint Venture with Vemics, Inc., EP LiveOnline (EPLO) delivered two certified Continuing Medical Education (CME) accredited programs on the topics of Spasticity in People with Cerebral Palsy (made possible by an unrestricted educational grant from Allergan Pharmaceiticals) and Seizures (sponsored by Valeant Pharmaceuticals). In July, EPLO delivered another program on Spasticity as well as launching the first of its Medical Seminars to the U.S. Military, with Give Me a Break! A Family Guide to Respite at the Military Child Education Coalition™ (MCEC™) Conference in Kansas City, Missouri. This seminar is available to military and non-military Web site visitors alike, via streaming video on EP’s Web site. EP’s contract with the Department of the Army calls for six programs starting with the July 9 program, to be delivered by December 31, 2007. Additional programs are scheduled in September, October, and November. Faculty have been recruited, program outlines developed, and CME accreditation arranged through Rady Children’s Hospital in San Diego, California and the American Academy of Developmental Medicine and Dentistry (AADMD).

Last but not least, EPGL and its joint-venture partner in EP LiveOnline, Vemics, Inc., have several other major projects underway, including programs involving the Secretary of Education for the State of Pennsylvania; Russia and the City of St. Petersburg; the Association of Black Cardiologists; and Massachusetts Mutual Life Insurance Company.

Special Projects:

Disability Awareness Night™ (DAN™)

We continue to refine our Disability Awareness Night campaign by regularly re-examining our mission statement. This mission statement guides our every action as we continue to expand our program into other sports venues.

DAN Mission Statement: The mission of Disability Awareness Night is to recognize the 54.6 million people in the United States classified as having some form of disability, and highlight their extraordinary persistence, dedication, passion, and commitment as well as their abilities to accomplish their goals and achieve their hopes and dreams in the face of adversity. DAN also strives to recognize the many people who care for and support people with disabilities and special needs and who recognize them as contributing, valued citizens of our nation. They are sources of inspiration and motivation for us all.

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox, who embraced the idea that public awareness about disabilities was important. In 2003, participation expanded to fourteen teams. In 2004, we grew to twenty-seven teams, and in 2005, we held DAN events in thirty-one stadiums, including the Hall of Fame Game in Cooperstown, New York. The Hall of Fame Game was the first Military Night of Distinction where Soldiers, Sailors, Airmen, and Marines with disabling conditions as a result of the conflicts in Iraq and Afghanistan were honored on Doubleday Field, in Cooperstown, New York. In 2005 and 2006, we benefited from the participation of our lead sponsor Massachusetts Mutual Life Insurance Company, whose SpecialCare program has made significant contributions to the field of disabilities and whose financial commitment to the DAN program has been substantial. We also benefited from additional sponsorship provided by other international corporations such as Genzyme, Shire Pharmaceuticals, CVS, and Volvo. In 2007, we have secured the contractual participation of our national sponsor, Massachusetts Mutual Life Insurance Company and three regional sponsors, and we believe we will surpass revenues achieved in prior years. In addition, we have contracted for and received sponsorship for a DAN event prior to a NASCAR Nextel Cup Racing event which was held on Sunday, July 1, 2007, at the New Hampshire International Speedway in Loudon, New Hampshire. This event was also featured as a Day of Military Distinction, during which we honored nine wounded soldiers from Walter Reed Army Medical Center who are recovering from injuries sustained in Iraq and Afghanistan. These soldiers were flown to this new DAN event by our sponsor MassMutual, and honored on the track just prior to the NASCAR Nextel Cup Race.  The event, planned meticulously for two and one-half months prior to July 1, on a collaborative basis with MassMutual, was very successful and a good pilot program test for other NASCAR events.

During the second quarter, EP conducted nine DAN baseball events throughout the United States (See details in table.). At each event, a person or organization was honored on the field prior to the game for their dedication and advocacy on behalf of people with disabilities. In addition to the honors ceremony, EP donated game tickets to local special needs organizations to recognize the organizations and the many individuals involved for their persistence in advocating education and support for people with special needs.

DAN Events – Q2
Date	Team	City	State	Venue
Tuesday, May 29, 2007	Philadelphia Phillies	Philadelphia	PA	Citizens Bank Park
Friday, June 01, 2007	Bowie Baysox	Bowie	MD	Prince George’s Stadium
Sunday, June 03, 2007	San Antonio Missions	San Antonio	TX	Nelson W. Wolff Stadium
Tuesday, June 05, 2007	New York Mets	Flushing	NY	Shea Stadium
Tuesday, June 19, 2007	New Britain Rock Cats	New Britain	CT	New Britain Stadium
Wednesday, June 27, 2007	Brooklyn Cyclones	Brooklyn	NY	Keyspan Park
Thursday, June 28, 2007	New Hampshire Fisher Cats	Manchester	NH	Merchantsauto.com Stadium
Thursday, June 28, 2007	Midland RockHounds	Midland	TX	Citibank Ballpark
Saturday, June 30, 2007	Boston Red Sox	Boston	MA	Fenway Park

During the third quarter, on July 1, 2007, we hosted our first-ever DAN event at a NASCAR race. The event was held at the New Hampshire International Speedway (NHIS), prior to the LENOX Industrial Tools 300. Wounded Warriors will be flown in to be honored prior to the event. In total, nine soldiers were recognized for their bravery, honor, and commitment to service for our country. In addition, twenty-seven more DAN events will be held throughout the country at various baseball stadiums. (See details below.).

Upcoming DAN Events – Q3
Date	Team/Event	City	State	Venue
Sunday, July 01, 2007	LENOX Industrial Tools 300	Loudon	NH	NH International Speedway
Monday, July 09, 2007	Rancho Cucamonga Quakes	Rancho Cucamonga	CA	The Epicenter
Saturday, July 14, 2007	Omaha Royals	Omaha	NE	Rosenblatt Stadium
Tuesday, July 17, 2007	Cleveland Indians	Cleveland	OH	Jacobs Field
Tuesday, July 17, 2007	Pawtucket Red Sox	Pawtucket	RI	McCoy Stadium
Thursday, July 19, 2007	Charlotte Knights	Fort Mill	SC	Knights Stadium
Thursday, July 19, 2007	Salt Lake Bees	Salt Lake City	UT	Franklin Covey Field
Saturday, July 21, 2007	Fullerton Flyers	Fullerton	CA	Goodwin Field
Thursday, July 26, 2007	Kansas City Royals	Kansas City	MO	Kauffman Stadium
Thursday, July 26, 2007	Lexington Legends	Lexington	KY	Applebee’s Park
Friday, July 27, 2007	Chattanooga Lookouts	Chattanooga	TN	AT&T Field
Sunday, July 29, 2007	Oklahoma RedHawks	Oklahoma City	OK	AT&T Bricktown Ballpark
Monday, July 30, 2007	Lowell Spinners	Lowell	MA	LeLachaur Park
Tuesday, July 31, 2007	Charleston River Dogs	Charleston	SC	Joseph P. Riley Park
Tuesday, August 07, 2007	Charlotte Knights	Charlotte	NC	Knights Stadium
Friday, August 10, 2007	Rochester Red Wings	Rochester	NY	Frontier Field

Upcoming DAN Events – Q3 (cont.)
Date	Team/Event	City	State	Venue
Monday, August 13, 2007	Oklahoma RedHawks	Oklahoma City	OK	AT&T Bricktown Ballpark
Tuesday, August 14, 2007	Pittsburgh Pirates	Pittsburgh	PA	PNC Park
Tuesday, August 14, 2007	New York Yankees	New York	NY	Yankee Stadium
Friday, August 17, 2007	Palm Beach Cardinals	Palm Beach	FL	Roger Dean Stadium
Friday, August 17, 2007	Nashville Sounds	Nashville	TN	Greer Stadium
Tuesday, August 21, 2007	Charleston River Dogs	Charleston	SC	Joseph P. Riley Park
Friday, August 24, 2007	Sacramento River Cats	Sacramento	CA	Raley Field
Saturday, August 25, 2007	Cincinnati Reds	Cincinnati	OH	Great American BallPark
Saturday, August 25, 2007	Potomac Nationals	Woodbridge	VA	Pfitzner Stadium
Thursday, August 30, 2007	Indianapolis Indians	Indianapolis	IN	Victory Field
Thursday, August 30, 2007	Norfolk Tides	Norfolk	VA	Harbor Park
Thursday, September 27, 2007	Chicago White Sox	Chicago	IL	U.S. Cellular Field

On top of our busy baseball schedule, we are also looking into expanding DAN concept into NCAA Basketball. Contact has been established with Seton Hall University and Rutgers University about hosting DAN events in late 2007. These events will include a pre-game clinic for children with special needs as well as donated tickets to the games and a half-time show. Several companies have expressed keen interest in sponsoring these events.

A comprehensive system is also being devised to incorporate After Action Reports (AARs) for each major DAN event, and we continue to refine it. The AAR compares our mission statement against our accomplishments to assure alignment with our stated goals. Each AAR includes all of the pertinent information from an event: positives, negatives, what we did wrong and what we did right, how we can improve upon our efforts, and other general suggestions regarding the events. These reports are completed by the person or persons attending each event. In its early stages, the AAR system is proving invaluable in ensuring we provide a quality public awareness campaign to our audiences. As the reports are finalized, they provide us with research on how to improve the DAN program. They are submitted to the President and CEO, the CFO and VP of Operations, and the Director of Special Projects. We will continue to improve as we learn new, innovative lessons from each event we conduct and reinforce the positive steps we have taken.

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

United States Military: Exceptional Family Transitional Training (EFTT) Program

In late 2006, we executed a U.S. Army Cooperative Research Agreement entitled the Exceptional Family Transitional Training (EFTT) Program for an appropriation of $830,650, all of which was received by July 2007. These funds are being used to provide education and informational programs for military families caring for loved ones with disabilities and special needs on eight selected pilot installations around the world, as well as for the delivery of Continuing Medical Education (CME) credits, via accredited online, interactive programs, to Army Medical Corps physicians and allied healthcare professionals (nurses, occupational therapists, physical therapists, rehabilitation specialists, etc). The funds are being used to deliver three measurable efforts on behalf of Army families and healthcare professionals caring for children and adults with disabilities and special needs, including soldiers returning from Iraq and Afghanistan with limb loss and other disabling conditions. These efforts include the following:

•

Great progress has been made on the development of very specific educational curriculum used for training purposes of Army Medical Corps Staff – physicians, nurses, occupational and physical therapists, speech and language pathologists – and families and caregivers in the arena of developmental disabilities. This curriculum includes six seminars delivered to eight major Army installations with significant teaching hospital facilities. It is being facilitated by EP’s contacts in the Army Exceptional Family Member Program (EFMP), science and medicine, and education and training, as well as parents around the world. The programs are being offered in collaboration with accreditation entities provided by various major medical schools and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD). The first of these programs, Give Me a Break! A Family Guide to Respite, will be presented in July 2007 during EFMP Managers training being held in conjunction with the Military Child Education Coalition™ (MCEC™) Conference in Kansas City, Missouri. The remaining programs will be presented as follows: September (Parts I and II) – Contemporary Issues in the Diagnosis, Treatment, and Management of Attention Deficit Disorder/Attention Deficit Hyperactivity Disorder (ADD/ADHD) in Children and Adults; October (Parts I and II) – The Spectrum of Autistic Disorders in Children and Adults; November – Asthma and Air Flow Obstruction: Challenges, Prevention, Treatment, and Coping. The Respite Care Seminar was recorded live during its presentation at the EFMP Managers training session, and will be available on EP’s Web site (http://www.eparent.com) via streaming video. We will deliver the remaining online, interactive content via EP LiveOnline™, our Joint Venture with Vemics, Inc. Of course, civilians will also benefit from this effort, as the programs will be distributed simultaneously to all interested individuals, organizations, professional medical societies, and various other entities with whom EP works. The content remains the proprietary content of EPGL and will be disseminated simultaneously to our various networks built over the past year. It will all then be stored for access on the EP Web site (http://www.eparent.com).

•

Each of the eight major Army installation pilot sites has received their shipment of disability-specific titles from the EP Bookstore. Each installation was able to select from among the over 2,300 titles available at the EP Bookstore to stock their libraries and reference centers with materials for the families that they serve who are caring for loved ones with special needs.

•

EP’s January 2007 Annual Resource Guide includes a Special Army Section entitled Community of One ~ From Our Families…To Your Families. In addition, the 2007 Annual Resource Guide was the largest issue/reference tool ever published by EP, and included tabs and special advertising-supported inserts. Work has begun on the 2008 edition of the resource guide. Most importantly, Dr. Margaret Giannini, Director of the Office on Disabilities for Health and Human Services (HHS), specifically requested that EP print and publish a Consumer Edition of the People’s Piece of the Surgeon General’s Call to Action to Improve the Health and Wellness of Persons with Disabilities. We did exactly that with funding from MassMutual. EP continues to inform and support military families with its special Military Insert that appears in each issue of the magazine and that will continue to appear in each issue throughout calendar year 2007.

Military Channel on EP Web Site

EP is proud to offer not only its military insert, the Annual Resource Guide, online seminars, and books for the U.S. Military, but a special Military Channel on its Web site (http://www.eparent.com). This channel provides valuable links to important resources available to military families in a one-stop location. Links include the Web sites for all of the branches of the military; a government site with disability-related information and resources; Specialized Training of Military Parents (STOMP), a Parent Training and Information Center; Military HOMEFRONT, from the U.S. Department of Defense; and America Supports You, a site demonstrating the many ways that both everyday and celebrity Americans are proudly and passionately supporting their troops; as well as other useful links. The channel incorporates articles on topics such as the necessity of comprehensive, portable records that will help in family transitions as well as the concept of universal design applied to the educational setting and the benefits this can have for children both with and without disabilities. EP plans to expand its offerings through the military channel to help keep military families with special needs informed about their available resources and options. And, of course, this new feature opens up opportunities for sponsorship from companies and defense contractors who have a vested interest in this arena.

EP at the EFMP Managers Training and the MCEC Conference

EP’s Military Editorial Team (MET) attended the EFMP Managers Training and the Military Child Education Coalition Conference (MCEC) held in Kansas City, Missouri, in early July. In this venue, EP was able to offer the first in its series of six seminars offered for the Army. EP, through its presenting partners Calvin and Tricia Luker, addressed respite care, a topic vital to military families with children with special needs, in Give Me a Break! A Family Guide to Respite. The seminar was received with enthusiasm, enlightening discussions, and requests for a part-two portion of the presentation, which EP hopes to make available in the near future. Pre-conference activities attended by MET included a training session for Exceptional Family Member Program (EFMP) Managers, School Liaison Officers (SLOs), and Family Morale and Welfare Recreation Command (FMWRC) personnel. Staff members from EP’s partner, Vemics, trained military personnel on the use of the Vemics system, a key tool made available to the eight pilot sites to enhance the ability of staff and families to benefit from the online, interactive educational seminars provided by EP. The training also will allow EFMP managers at the eight pilot sites around the world to connect with one another, collaborate on building documents, and assist Soldiers and families transferring to new duties assignments. During pre-conference and conference sessions, MET members were able to gather information and extend their network to enhance their ability to tell the stories of military personnel and their families.

Our accredited online, interactive seminar capability and our Web site as well as our print and publishing capabilities will be used for the EFTT program throughout all of 2007. The project also includes an approved funding project for continuation of the program in 2007, at a specified level of $799,000, for expansion to the Air Force.  Based on the success of our programs to date, we also have made a proposal for expansion of the program to the Navy and Marine Corps, and look forward to the possibility of development of this initiative for the reserve components of the Department of Defense as well as the Civilian Corps of the U.S. Military. We are actively pursuing this expansion.

Strategic Initiatives:

Our platform for growth is due in part to a number of marketing joint initiatives that have been entered into that allow EPGL to address target markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

American Academy of Developmental Medicine and Dentistry (AADMD)

Further internal growth is expected to result from Exceptional Parent (EP) magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry (AADMD), a professional medical society and national organization of doctors and dentists who have dedicated their efforts to providing “best practices” advice to caregivers on how to medically and dentally care for the special needs individual. Beginning with the July 2005 issue of EP magazine and continuing to the present, AADMD is providing peer-reviewed articles for the magazine and the opportunity for physicians to secure up to two credit hours of Continuing Medical Education (CME) per issue by completing a test that follows each designated article. Management believes that EP magazine is the first special-interest consumer publication in America to ever offer Category I CME credit to physicians. Our relationship with the AADMD is in addition to relationships we enjoy with numerous disabilities groups throughout the United States as well as with medical societies such as the Child Neurology Society (CNS).

It should also be noted that the AADMD and EPGL have an agreement to co-produce online seminars in 2006 and 2007. No other entity has this opportunity. The AADMD fully endorses the work of EPGL and of EPGL and Vemics, Inc., in their Joint Venture, relating to technology exclusivity in health care.

Of additional significance is that our chief executive officer and director, Joseph M. Valenzano, Jr., is the only non-physician to hold a board seat on the AADMD. Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD. The Company is actively pursuing similar alliances with professional medical societies such as the American Academy of Cerebral Palsy and Developmental Medicine (AACPDM).

United States. Military: Exceptional Family Transitional Training (EFTT) Program

Funds received from the EFTT Program Appropriation have been used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs. We have hired veterans and civilian staff to assist in the implementation of this project and expect growth into other areas of the military, with a proposal for expansion of the program to the Navy and Marine Corps. We look forward to the possibility of development of this initiative for the reserve components of the Department of Defense as well as the Civilian Corps of the U.S. Military. We are actively pursuing this expansion. Preliminary discussions are also underway with the U.S. Coast Guard, which falls under the Office of Homeland Security.

It is our intent with the EFTT Program to build upon our existing relationships within the military community to bring timely and meaningful educational content both in print and on a Web-based delivery system to families and also to the physicians charged with their care. In this regard, we have already begun the process of exploring ways in which we can deliver high-quality educational content focused in the chronic disability and special needs area in cooperation with eight military installations, all of which have large-scale teaching hospitals and medical facilities. These facilities include Dewitt Hospital, at Fort Belvoir, Virginia; Brooke Army Medical Center, at Fort Sam Houston, Texas; Madigan Army Medical Center, at Fort Lewis, Washington; Blanchfield Army Community Hospital, at Fort Campbell, Kentucky; Womack Army Medical Center, at Fort Bragg, North Carolina; Tripler Army Medical Center, at Schofield Barracks, in Honolulu, Oahu, Hawaii; Landstuhl Regional Medical Center, near Kaiserslautern, in Germany; and several medical centers at Fort Drum, New York, along with the Uniformed Medical Services School in Bethesda, Maryland. This initiative represents a Cooperative Agreement with the U.S. Army in the amount of $830,650, and such revenues would be recognized in accordance with the Company’s existing accounting policy, which is to identify revenue streams consistent with our core services: subscriptions, page advertising, and special projects/custom communications and online Web-based programming.

We continue to train new sales staff capable of marketing the complete package of services the company now offers, both via print and online. These new sales personnel are receiving ongoing training to implement effective sales strategies and outcomes for EP. One of our new sales representatives is covering the Southwestern Sales territory and is based in Dallas, Texas. Our other new sales representative is covering the Northeastern and Southeastern territories and is based in Laurys Station, Pennsylvania.

To improve efficiency and allow for greater promotion of our magazine to stimulate subscription income, we have outsourced our entire circulation management to a firm specializing in this arena, ProCirc, based in Miami, Florida. The incremental cost of doing this is not material in relation to the costs to date. Previously, circulation management had been handled internally by our existing staff. Our business, with its multiple product lines and multimedia approach to publishing and communications, suggests that we might best be able to grow our existing paid circulation base under the direction of an experienced and professional circulation management team. This team can also oversee the shift to a smaller, more effective fulfillment firm, one more suited to the nature of our business, which is heavily involved in medical and healthcare-related activities. Accordingly, we have shifted compensation and related expenses to outside professional circulation services that have experience in both consumer as well as medical/professional publishing. The cost differential associated with this shift, as noted, is negligible but the potential for significant increases in paid circulation and related development activities, such as bundled advertising and sponsored bulk distribution of the monthly magazine, should yield higher revenue performance for us.

The agreement with ProCirc has been renewed but expires in the Fall of 2007. There are incentives built into the agreement to reward performance. It is important to note that increases in unit circulation will also result in increases in advertising, as we will be reaching a larger audience, which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

As mentioned earlier, in 2007, we have expanded our Disabilities Awareness Night™ (DAN™) programs, principally conducted in major league baseball parks, from 2002 to 2006, and continuing in 2007. Prior to this time, our programs were taking place in a limited number of National Basketball Association venues, minor league baseball parks and minor league hockey arenas. On May 23, 2005, and again in May 2006, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual Hall of Fame Game a ceremony honoring returning disabled veterans from Iraq and Afghanistan. This was done in conjunction with Walter Reed Army Medical Center and its Commanding General, who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his Purple Heart for wounds received in Iraq. In July 2007, we held our first DAN event at a racetrack, at New Hampshire International Speedway, in Loudon, New Hampshire, prior to the NASCAR Nextel Cup Race. Massachusetts Mutual Life Company sponsored this DAN event. This event  included a Day of Military Distinction, and involved returning wounded Soldiers, Sailors, Airmen, and Marines from Walter Reed Army Medical Center. We plan to continue this DAN expansion to race tracks associated with NASCAR, and are test-marketing programs with two NBA teams as well as evaluating the feasibility of expanding into other sports venues such as NCAA Basketball.

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

We continue to provide education regarding Mobility, including via the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility Products, which we publish each year. NMEDA is the leading national authority on mobility products and services. The Consumer’s Guide to Mobility Equipment Dealers was published in our June issue.

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

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums

This program generates revenue. Each of the DAN events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group, followed by regional and local sponsorships. In 2006, for example, total revenues from this effort aggregated approximately $400,000. We have already signed the sponsorship agreement with our lead sponsor for 2007, and have commitments from other sponsors that will yield revenues in excess of $400,000 in 2007. This does not include any sponsorship revenues from other venues such as NBA games, NHL and Minor League Hockey games, which are still under discussion.

EP Bookstore

The EP Bookstore houses over 2,300 disability-specific books, DVDs, videos, and tapes dealing with a wide range of disability topics. We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

The bulk of our bookstore has been built through negotiating with third party publishers such as Baker and Taylor and McGraw Hill. This has been done over a period of years and with great selectivity and sensitivity. We evaluate the extensive titles published by other book publishing companies and inquire about their sales. Based on the intelligence we obtain, we approach these companies, which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals and objectives. In many cases, we are able to negotiate consignment inventory. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences whether consumer or professional in nature. We have this expertise and we went about building our bookstore of titles in specific disciplines. In the process of building this bookstore, we place importance in understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, Web site and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences. The EP Bookstore also consists of book titles we own outright and exclusively. Examples of such titles include the following: No Apologies for Ritalin by Bhushan Gupta, MD; and Patient Persistence by Adele Gill, RN, and approximately five other titles. None has a material impact taken individually or collectively but the profit margins earned on these sales are approximately 30 percent while the profit margins on other titles are in the vicinity of 10 percent. Our decision to have a stake in book publishing is based on the fact that we receive countless number of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multi media publishing activities in print or online. We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year with profit margins on the order of 15 percent.

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

Results of Operations for the Period Ended June 30, 2007

Liquidity and Capital Resources

The cash flows from operations for the quarter ended June 30, 2007 were approximately equal to the operating requirements of the Company.

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

It is management’s estimate that with its existing working capital resources and the receipt of the contractual $500 thousand of investment capital through NIR, we will be able to meet the working capital requirements of operations for the coming six months.

Results of Operations

Reflected in the tables that follow are comparisons of revenue and sales and general administrative expenses for the three months ended June 30, 2007 and 2006 and the six month period ending June 30, 2007 and 2006 as well as commentary on significant variations noted between the periods.

Revenues for the three months ended June 30, 2007, as compared to the same period in 2006, increased by approximately $248,000.  The largest component of the increase was a $125,000 gain in subscription revenue.  This gain was primarily a direct result of the U.S. Army contract.  On-line seminars increased by $38,000 over 2006 and book sales increased by $41,500 for the second quarter 2007.  Advertising revenue decreased by $6,000 for the quarter.  Over  the final two quarters of 2007, $343,000 of online deferred revenue, $101,000 of deferred DAN revenue and $269,000 of deferred military subscription revenue will be realized.  The first six months of 2007 show an increase in revenues of $269,700 over the same period in 2006.  In essence, this constitutes $713,000 of income not yet recognized, but reflected as deferred income under current liabilities in our financial statements.  Notwithstanding this revenue-recognition effect, the first six months of 2007 show an increase in revenues of $269,700 over the same period in 2006.

Operating Expenses Including Cost of Sales

For the quarter ended June 30, 2007, cost of sales increased by approximately $154,000 as compared to June 30, 2006. The increase is primarily due to increases in magazine production costs as well as the additional military editorial salary expenses.

Commentary on the significant variations in selling, general and administrative expense follow the table that is noted below.

The significant variations in the components of selling, general and administrative expense are discussed below.

Salaries and benefits increased by approximately $97,000 for the quarter ended June 30, 2007. This was a result of deferring salary expense related to online seminars and DAN events  in the 1st quarter that took place in the second quarter.   Office expense decreased by approximately $26,000 over the same period for 2006. This was due to the closing of the New Jersey office and relocation of the Johnstown office. Business travel decreased approximately $31,000 due to selective trade show attendance. Professional Fees have increased for the quarter by $53,000 due to transitional work with new staffing at EP and our outside auditors and SEC advisor. Overall selling, general and administrative expenses have increased by $41,000 for the quarter ended June 30, 2007 but continue to be below 2006 levels for the year by a favorable $75,000.

Interest, Depreciation and Amortization

Interest expense has increased in the first six months of 2007 compared to 2006 by approximately $63,000 due to the increase in NIR funding.  Of this increase, $33,000 was recorded in the second quarter and $30,000 was recorded in the first quarter of 2007.

 Depreciation and amortization expense have increased by approximately $35,000 in the first six months of 2007 compared to the first six months of 2006.  Of this increase, approximately $17,000 was recorded in the second quarter and $18,000 was recorded in the first quarter of 2007.

Taxes

We reflected no provision for income taxes in the first six months of 2007 because of the availability of a significant net operating loss carryforward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values. The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $4,734,712 was recorded as a long-term liability as of June 30, 2007. The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of June 30, 2007, the total accretion was $494,220 (of which $100,158 was recorded in the second quarter and $87,200 was recorded in the first quarter of 2007). Separately, the holder of the note exercised conversion privileges for 96,300,000 shares of common stock, thereby reducing the amount of the debt by $109,258.

We incurred debt issue costs of $492,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

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

Management evaluated the effectiveness of the disclosure controls and procedures as of August 14, 2007. This evaluation was conducted by the chief financial officer (the principal accounting officer).

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

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

Dated:	August 14, 2007