Form 10KSB/A
period 2006-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2007-11-13
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

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

Operating Activity:

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

Results of Operations

Reflected in the tables below comparisons of revenue and sales and general administrative expenses for the years ended December 31, 2006 and 2005, as well as commentary on significant variations noted between the periods.  It should be noted that a downward trend in advertising and sales revenue has existed over the past several years and several initiatives are noted below to stem this loss in revenue.

Sales

	Year Ended December 31,
	2006	2005
Revenue:
Advertising Revenue	$ 1,581,369	$ 1,662,527
Subscription Revenue	296,044	315,579
Online seminars	56,545	50,000
Book Sales	43,054	36,330
Special Projects	573,508	603,088
Other Revenue	15,484	3,565
Revenue	$ 2,566,004	$ 2,671,089

Sales for the twelve months ending December 31, 2006 as compared to the same period in 2005 decreased, by approximately $105,000.  The net decrease was due to a drop in revenue in three specific categories.  Advertising revenue had been reduced by $81,000 due primarily to a large turnover in advertising sales representatives.  Plans are being implemented to develop a package of incentives that will attract and retain good sales representatives.  Subscription revenue decreased by $19,000.  This was due to a lack of coordinated efforts in developing marketing strategies between our marketing firm, ProCirc, and EP personnel. The company will be assigning one full time employee to focus on circulation.   And finally, Special Project revenue decreased by $30,000 for the year which was a 5% decrease over 2005.  This category includes revenues from Disability

Awareness Night sponsorship as well as special monograph publications from sponsoring companies which are typically more volatile from year to year.

Operating Expenses Including Cost of Sales

Cost of sales in 2006 increased by approximately $178,000 as compared to 2005. The increase is primarily due to the increased cost of producing Exceptional Parent (EP) magazine as well as the addition of topic-specific inserts (a conscious investment in product enhancement) that we incorporated into the publication in 2006.Commentary on the significant variations in selling, general and administrative expense follows the table below.

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

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $4,156,611 was recorded as a long term liability as of December 31, 2006. The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of December 31, 2006, the total accretion was $316,862.We incurred debt issue costs of $452,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

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

ITEM  8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have each evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of calendar year 2006 ("Evaluation Date").  Based on that evaluation, our principal executive officer and principal financial officer concluded that a material weakness in our internal accounting controls existed (a lack of defined processes and procedures for closing the company's books and records) as of the Evaluation Date.

Changes in internal controls

We have made significant changes to our internal controls subsequent to the Evaluation Date.  We have since changed staff and added new personnel in the accounting department.  We have increased effective review and reconciliation policies and procedures as a customary part of the accounting process, formalized and documented the procedures already in place and intend to establish a disclosure committee.  Our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations.

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

10.12          Registration Rights Agreement for $3,720,000 Financing (2)

10.13          Cardinal Debt Associates, L.P. Promissory Notes (2)

10.14          Vemics, Inc. Agreement (3)

10.15          Child Neurology Foundation Joint Venture Agreement (3)

10.16          ProCirc Inc. Agreement (3)

16               Letter on change in certifying accountant (4)

  (1)   Filed with original SB-2 filing on October 20, 2005 (SEC File No. 333-129153)

  (2)   Filed with Amendment No. 1 to Form SB-2 on December 5, 2005 (SEC File No. 333-129153)

  (3)   Filed with Amendment No. 2 to Form SB-2 on December 30, 2005 (SEC File No. 333-129153)

  (4)   Filed with Form 8-K on February 3, 2006 (SEC File No. 000-30797)

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

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ William Bleil William Bleil, Director

/s/ Donald Chadwick Donald Chadwick, Director

/s/ Dr. David Hirsch Dr. David Hirsch, Director

_____________________ Diane Jones, Director

/s/ Raymond C. Smith Raymond C. Smith, Director

Dated:	November 13, 2007

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

F4

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

See accompanying footnotes to financial statements

F5

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

Total	Series A Preferred Stock Number of Shares	Series A Preferred Stock Value of Shares	Series B Preferred Stock Number of Shares	Series B Preferred Stock Value of Shares	Common Stock Number of Shares	Common Stock Value of Shares	Additional Paid-In Capital	Deficit
Balance at January 1, 2005	$ (2,313,855)	3,333	$ 33	309	$ 309	22,132,818	$ 2,213	$ 2,151,349	$ (4,467,760)
Issuance of Common Stock for services (valued at an average of $.03 per share)	37,620	-	-	-	-	1,250,000	125	37,495	-
Transfer of minority interest of LLC to additional paid in capital	107,173	-	-	-	-	-	-	107,173	-
Net Loss	(1,358,912)	-	-	-	-	-	-	-	(1,358,912)
Balance at December 31, 2005	(3,527,974)	3,333	33	309	309	23,382,818	2,338	2,296,017	(5,826,672)
Issuance of Common Stock for services (average of $.03 per share)	7,659	-	-	-	-	245,000	25	7,635	-
Issuance of Common Stock to discharge accrued liability (average of $.01 per share)	2,500	-	-	-	-	250,000	25	2,475	-
Issuance of Common Stock in connection with reduction of convertible debt (average of $.002 per share)	51,605	-	-	-	-	25,800,000	2,580	49,025	-
Issuance of Common Stock to Directors for services (average of $.005 per share)	13,750	-	-	-	-	2,750,000	275	13,475	-
Retirement of Common Stock in connection with a litigation settlement	(10,638)	-	-	-	-	(1,182,000)	(118)	(10,520)	-
Net Loss	(1,435,990)	-	-	-	-	-	-	-	(1,435,990)
Balance at December 31, 2006	$ (4,899,088)	3,333	$ 33	309	$ 309	51,245,818	$ 5,125	$ 2,358,107	$ (7,262,662)

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

Deferred subscription income, net of agency commission, is recorded when subscription orders are received.  The Company uses a fulfillment house, which calculates the revenue to be recorded for all periods.  Customers subscribe to the Company's magazine for periods ranging from one to three years.  Deferred subscription income represents the portion of the prepaid subscription not earned by the Company and paid for in advance of fulfillment by the Company to the customer.

Revenue from the production of on line educational seminars is recorded at the time of the the seminar is conducted.

F11

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2006

Special project revenue recognition occurs at the time of delivery of the product or service that constitutes the special project.  Special projects include such undertakings as custom communications as well as the Company’s “Disability Awareness Night” ("DAN") program.

Cost of Sales

Cost of sales consist of direct costs that are associated with the production of income for a given business activity.  These costs include printing, design, circulation, fulfillment, salaries and benefits directly associated with production, the cost of books, the cost of tickets associated with the DAN program, and the costs associated with on-line seminars.

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

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140.  This case was commenced on December 17, 1999.  Psy- Ed is the plaintiff and counter-claimants in this case.  The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination and successfully defended itself in three separate appeals made by Ms. Schive.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the Massachusetts Commission Against Discrimination ("MCAD").  Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the company was terminated for cause in August of 1997.  He filed a complaint with the MCAD in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had retaliated against him because of his support for Kimberly Schive.

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

During the non-jury trial held in June of 2006, eight of Mr. Klein’s ten claims against the Company were dismissed.  However, the Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note, the balance on the note being  approximately $124,000.  The judge did not, however, actually enter any conclusions as to what the damage award should be.  Both the Company and Mr. Valenzano deny that the amount recited by the judge would be an appropriate award.

F30

The Company and Mr. Valenzano contend that each of these findings in favor of Mr. Klein and Ms. Schive was the result of errors of fact and law by the judge, and they intend to challenge the findings through post trial motions and / or by an appeal.

Inasmuch as the judge retired shortly after issuing his opinion, the extent of any damages to be awarded to Ms. Schive or Mr. Klein, if any, will need to be determined by another judge.  The parties disagree on the procedure pursuant to which this should be accomplished.

The Company intends to vigorously challenge the judge's decision and defend itself against the matter described above.  The Company believes that, ultimately, it will prevail with respect to the above remaining matters and that there will be no material impact to its financial statements, although no such assurance can be provided.

Other than noted above, there is no litigation pending or threatened by or against us.

F31