Form 10QSB
period 2007-09-30
EP GLOBAL COMMUNICATIONS INC
filed 2007-11-19
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2007

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period __________ to ___________

Commission File Number    000-30797

EP Global Communications, Inc.

(Exact name of small Business Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1818396 (IRS Employer Identification No.)

c/o Exceptional Parent Magazine 416 Main Street, Johnstown, PA (Address of principal executive offices)	15901 (Postal or Zip Code)
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

 282,915,961 shares of $0.0001 par value common stock outstanding as of October 20, 2007.

Transitional Small Business Disclosure Format        Yes [  ]   No [X]

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
	Item 1. Financial Statements	3 - 27
	Item 2. Management’s Discussion and Analysis or Plan of Operation	28 – 54
	Item 3. Controls and Procedures	55

Part II	OTHER INFORMATION
	Item 1. Legal Proceedings	56-57
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
	Item 3. Defaults Upon Senior Securities	58
	Item 4. Submission of Matters to a Vote of Security Holders	58
	Item 5. Other Information	58
	Item 6. Exhibits and Reports on Form 8-K	58

	Signatures	59

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Index

Page

Unaudited Consolidated Balance Sheet as of September 30, 2007	3 – 4

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006:	5

Unaudited Consolidated Statement of Shareholders’ Deficiency for the nine months ended September 30, 2007:	6

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006:	7 – 8

Notes to Unaudited Financial Statements	9 - 27

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007
Current Liabilities:	
Current portion of long-term debt	$ 1,261,116
Accounts payable	249,691
Accrued expenses	68,136
Due to shareholders	238,029
Deferred subscriptions and other revenues	546,014
Total Current Liabilities	2,362,986
Long-Term Liabilities:	
Long-term debt	3,900,697
Deferred subscriptions and other revenues	17,333
Total Long-Term Liabilities	3,918,030
Total Liabilities	6,281,016
Commitments and contingencies - see Note 9	
Stockholders' Deficiency:	
Preferred stock:	
Series A, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,333 shares	33
Series B, $1.00 par value; authorized 5,000,000 shares; issued and outstanding 309 shares	309
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 245,661,657 shares	24,581
Additional paid in capital	2,504,280
Deficit	(8,172,757)
Total Stockholders' Deficiency	(5,643,554)
Total Liabilities and Stockholders' Deficiency	$ 637,462

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

September 30, 2007

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting.  In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting of normal recurring accruals and adjustments) for a fair presentation of the results of operations and cash flows for the respective periods ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2006 Form 10-KSB filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiaries (“EP” or the “Company”), operates its primary business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the informational needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 2,300 disability book titles; and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

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

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.  As of September 30, 2007, Cash and Cash Equivalents were $16,710 which compares to $13,109 at September 30, 2006.

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

The Company has a major customer that comprised 23% and 12% of the Company’s revenue in the nine months ended September 30, 2007 and 2006, respectively.  A second major customer comprised 22% of the Company’s revenue in the nine months ended September 30, 2007.  There were no other customers that comprised greater than 10% of the total company revenues in those quarters.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $43,517 at September 30, 2007.

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

Deferred subscription income, net of agency commission, is recorded when subscription orders are received.  The Company uses a fulfillment house, which calculates the revenue to be recorded for all periods.  Customers subscribe to the Company’s magazine for periods ranging from one to three years.  Deferred subscription income represents the portion of prepaid subscriptions not earned by the Company, but paid for in advance of fulfillment by the Company to the customer.

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

Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to fifteen years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

Stock-Option Plan

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard became effective on January 1, 2006 for small business issuers. The Company adopted SFAS 123R beginning in the Company's first fiscal quarter of 2006.

No compensatory options or warrants were granted during the nine months ended September 30, 2007 or 2006.  See Note 4 for discussion of warrants issued during 2006 in connection with a debt financing.

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter ended September 30, 2007 and 2006 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be anti-dilutive.  Potential common shares used in computing diluted (loss) per share at September 30, 2007 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

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

With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the reward.  The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  SFAS No. 123(R) is effective to the Company as of the beginning of the first interim period that began after December 15, 2005.  The adoption of SFAS 123(R) had no material effect on the Company's reported results of operations.

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

2.  Property and Equipment

Property and equipment at September 30, 2007 consists of the following:

Depreciation expense for the three months ended September 30, 2007 and 2006 was $22,488 and $45,857, respectively.  Depreciation expense for the nine months ended September 30, 2007 and 2006 was $66,275 and $87,212, respectively.

3.  Accrued Expenses

Accrued expenses at September 30, 2007 consisted of the following:

4.  Debt

Long-Term Debt

Long-term debt at September 30, 2007 consisted of the following:

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,254,826 was recorded as a long term liability as of September 30, 2007.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of September 30, 2007, the accretion was $470,705, of which $64,460 was recorded in the third quarter of 2007, $128,129 was recorded in the first six months of 2007 and $242,915 was recorded in calendar year 2006.

If the obligation had been settled on September 30, 2007, the Company would have issued 12,054,911,580 shares of its common stock (with a fair value, based solely on the quoted market price per share as of September 30, 2007, of $5,424,710).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

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

Through September 30, 2007, the Company received proceeds of $1,700,000 under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.  A private investment firm is receiving 8% of the amount loaned as the funds are received. There was also an origination fee to the lender of $20,000, which has been paid.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $1,844,923 was recorded as a long term liability as of September 30, 2007.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of September 30, 2007, the cumulative accretion was $144,948, of which $56,973 was recorded in the third quarter of 2007, $59,229 was recorded in the first six months of 2007 and $28,746 was recorded in 2006.

If the obligation had been settled on September 30, 2007, under the formula for conversion, the Company would issue approximately 6,833,049,904 shares of its common stock (with a fair value, based solely on the quoted market price per share as of September 30, 2007, of $3,074,872.).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees that are amortized over 36 months, as follows:

Short-Term debt

There was no short-term debt recorded at September 30, 2007; at September 30, 2006, short-term debt was $33,755.

5.  Related Party Transactions

Amounts due to shareholders at September 30, 2007 consist of the following:

The deferred compensation amounts due the Chief Executive Officer and former Chief Operating Officer represent unpaid compensation due each individual based upon their normal annual compensation that remains unpaid at the quarter ended September 30, 2007. These balances are non-interest bearing.

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

Through September 30, 2007, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforward of approximately $2,021,153 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2026.

There is no provision for income taxes for the quarters ended September 30, 2007 and 2006, as there was no taxable income in either quarter.

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

7.  Stock Issued for Services

For the quarter ended September 30, 2007, the Company did not issue any of its common stock except in connection with conversion of its debt (see Note 4).

For the quarter ended September 30, 2006, the Company issued 20,000 shares of the Company’s common stock to employees and non-employees as stock-based compensation in the amount of $160, which was recorded as an expense in the Company’s financial statements.

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

9.  Commitments and Contingencies

Operating Leases

The Company has operating leases for office space and temporary living space expiring in 2009 and 2007, and for office equipment expiring in 2007.  Total operating lease expense for the nine months ended September 30, 2007 and 2006 amounted to $40,582 and $85,892, respectively.  Subsequent operating lease payments are $13,356 in 2007, $47,040 in 2008, and $48,540 in 2009.

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

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140.  This case was commenced on December 17, 1999.  Psy- Ed is the plaintiff and counter-claimants in this case.  The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination and successfully defended itself in three separate appeals made by Ms. Schive.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the Massachusetts Commission Against Discrimination (“MCAD”).  Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

In this section, “Management's Discussion and Analysis of Plan of Operation,” references to “we,” “us,” “our,” and “ours” refer to EP Global Communications, Inc. (EPGL), and its consolidated subsidiaries.

Operating Activity:

EPGL is on the brink of its most expansive growth in its 37-year history, with never-before streams of revenue and innovative projects under way that have the potential for significantly and positively impacting, far into the future, the kind of proprietary, need-to-have information and support for people with disabilities and special needs, and for the physicians, allied healthcare professionals, teachers, families, and other caregivers involved in their care and development. We believe that a key result of these initiatives will be the continued worldwide evolution of the awareness of the abilities and potential of people with disabilities and special needs. We anticipate that EP’s cutting-edge educational outreach programs and multiple forums for communication (e.g.: EP LiveOnline™; and Search & Respond in EP magazine and on the new, expanded EP Web site (http://www.eparent.com) launched in May 2007) will continue to establish links among families and professionals to enhance knowledge bases regarding chronic disabilities and to provide the most up-to-date strategies for optimizing individual lives and well-being.

Management intends to expand EP’s 37-year heritage of providing “Information That Matters from People Who Care” to the community of those with disabilities and special needs. Our award-winning EP magazine represents the foundation and core of all that we do. Most of our efforts and investment up to the beginning of 2007 have been directed to this purpose. Our focus is entirely in the arena of chronic long-term conditions, not disease states. The significance of this is that diseases for the most part can be cured with various medical interventions and surgery. Chronic life-long conditions are different. There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society. A corollary to this is to increase awareness of all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is both the spirit and philosophy of our company.

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

2.

We have increased the commitment to and strength of our Strategic Marketing Alliance with Vemics, Inc., entitled EP LiveOnline™, and diversified from the clinical and medical arenas into financial planning, education, assistive technology, and augmentative communications and mobility, as well as human resource management. We have expanded the network of sites we have been building and diversified into other areas besides healthcare. Included in our expansion is the U.S. Military as a major focus of our activities. Efforts and services are currently under way with the U.S. Army, and will expand under continuation funding for fiscal year 2007.

3.

We are leveraging our strength in key Web-based communication programs such as the development of specific disability topics directed to (and through) specific disability organizations (e.g. – EP on CP (Cerebral Palsy); EP on Epilepsy; EP on Mobility; etc.) Because of our unique, time-tested, and strong relationships with key disability-related organizations and our reputation with medical thought and opinion leaders in the field, we believe this will be a natural course for us to follow. We are in the process of developing such programs, having commenced various marketing initiatives following our new Web site launch, executed in late May 2007.

Editorial

During the third quarter of 2007, EP’s editorial team introduced several new series and columns to the monthly print publication, continued to beef up the editorial elements of the EP Web site (www.eparent.com), and began work on new editorial projects whose advent will be in the last quarter of 2007 and moving into 2008. Additionally, effort began in earnest on the January 2008 Annual Resource Guide, EP’s 200-page yearly premier reference tool and a compendium containing an exhaustive list of national and international resources for families, caregivers, and professionals seeking information about a plethora of organizations, professional societies, and resources on general and specific disability-related topics.

Home accessibility and improvement, healthcare, genetic disorders, newborn screening, and education were the themes heralded through the pages of EP’s third-quarter issues of July, August, and September, with these themes also being echoed in the Company’s new, expanded Web site content. Notable in the July issue were stories on the Nationwide Home Access Program and Rebuilding Together. Both of these organizations aid those with disabilities who are on limited incomes in making home improvements for greater accessibility, leading to a higher quality of life. August’s cover story featured an exclusive interview with the United State’s oldest living pediatrician, 109-year-old Dr. Leila Daughtry-Denmark. With a practice spanning eight decades, Dr. Denmark has seen monumental change in the way healthcare is delivered to children with disabilities. In advance of the issue, EP reached out to many professional societies of note, including the American Academy of Pediatrics (AAP). These overtures opened the door for a new relationship with AAP that EP’s Sales force has been nurturing with this highly respected and influential professional society. In September’s Education issue, EP tackled such sensitive but important topics as human sexuality education for students with disabilities as well as an article for parents on smart communication with educators and other professionals in their child’s Individualized Education Program (IEP) meeting and beyond.

Ongoing series included the continuation of the seven-part series on Wheelchair Transportation Safety (WTS), which is produced through partnership with the University of Michigan’s Transportation Research Institute (UMTRI). This every-other-month series included installments in July and September, covering the topics of Riding to School in a Wheelchair and Teens in Transition to Community Transportation. This series, which will produce another installment in November and will wrap up in February 2008, resonates with advertisers who design and manufacture wheelchairs – including frames, seating systems, components, and accessories – handicapped-accessible vehicle manufacturers, and companies that build vehicle wheelchair lift systems. To show support of EP’s efforts with the WTS series, the National Mobility Equipment Dealers Association (NMEDA), endorsed it with their logo appearing as a stamp of approval on each article. At the conclusion of this highly informative series, it will lend itself well to a monograph, most likely sponsored by a company that has a vested interest in the topic.

The highly informative Seizures and Teens series produced in conjunction with http://www.epilepsy.com and authored by their team of epilepsy health professionals saw an installment in the third-quarter months of July and September on two topics of dire import to teens and their families, with an article entitled, Stress, Sleep, and Seizures and another entitled, Sex, Seizures, and Drugs: What Teenage Girls and Their Parents Need to Know. This yearlong series will conclude with the November 2007 issue of EP. Plans for a monograph of the series are already being discussed and will, no doubt, be attractive as an information piece worthy of sponsorship to a number of pharmaceutical companies who produce seizure control medications.

In September, EP was pleased to unveil the twelve-part series on the Medical Home. Over the next year, EP will present a case study about the American Academy of Pediatrics’ Medical Home Initiative. A Medical Home is not a building. It is an approach to providing healthcare services to children with special healthcare needs. This series, directed by Dr. Renee Turchi, Medical Director of the Pennsylvania Medical Home Program, and authored by various professionals who are well-acquainted with and proponents for the Medical Home concept, will sweep away the confusion that surrounds the Medical Home not only for families but also for professionals who might then contemplate setting up their practices with a Medical Home component. The series is being delivered in a unique and reader-friendly way, centering on a fictitious family – Amita, Samir, and their daughter, Anjali, who was born 11 weeks prematurely. This family is of Indian descent, a cultural component injected into the series, by design, as yet another way of moving the Medical Home concept into the mainstream among families of varying and distinct cultural backgrounds. This series also opened wider the door of opportunity and partnership with AAP, as this professional organization quickly recognized EP’s unique abilities and extensive reach in moving forward the Medical Home concept, an initiative of top priority to AAP that it actively promotes under its own auspices. So far, AAP’s recognition of EP’s contribution has led to reciprocal Web site links and an announcement of the EP Medical Home series in AAP’s monthly Medical Home newsletter, which goes out by way of e-blast to its entire membership – 63,000 pediatricians strong! The AAP Web site also contains a direct link to the current monthly Medical Home article, housed on EP’s Web site on the Healthcare channel, as the Top Story.

In September, EP launched a new monthly column, Insight on Federal Policy. As the Editor’s Note on the first column announced: “In an ongoing effort to provide timely and pertinent information to families, caregivers, advocates, and others about the many Federal policies that pertain to the rights and accommodations afforded by law to people with disabilities, EP is pleased to introduce this new monthly column…This column seeks to highlight, explain, and demystify the often cumbersome and befuddling elements of policies like No Child Left Behind, the Developmental Disabilities Act, the Individuals with Disabilities Education Act, and others. This will be accomplished through partnerships with a wide range of agencies, organizations, and individuals who stand out as national experts in these areas and will serve as editorial contributors.” The September article, entitled No Child Left Behind and Students with Disabilities, was contributed by The Advocacy Institute, a highly respected, nonprofit organization dedicated to the development of products, projects, and services that work to improve the lives of people with disabilities. The coming months will see contributions to this series appearing in print and on the EP Web site from the Beach Center on Disability and from various state Parent Training and Information Centers (PTIs) located throughout the United States.

EP’s Web site continues to be populated with high-quality editorial pieces. Each month, a page in the print publication is dedicated to announcing the next month’s never-before-seen articles and has been a successful way of driving traffic to the site. Many of the articles are contributed by families, who openly and honestly relate their personal experiences, challenges, and triumphs. These contributions often serve as a “balm to the spirit” for other families experiencing similar situations as they recognize they are not alone. EP’s bloggers also further this effort with contributions from Scott Newport and Dr. Jennifer A. Borek, both parents of children with disabilities, who share a wonderful recipe of poignant tales. The ingredients are divvied out with equal measures of the fears, hopes, and humor that can be found within the layers of an exceptional family. New blogger Laura Fabiani will join the EP bloggers’ ranks in the fourth quarter of 2007, winding up the year with her own blend of off-the-wall antics that are a daily part of her exceptional family.

The remainder of 2007 will see the beginning in October of the Feeding and Swallowing series, produced in partnership with professionals associated with The Center for Pediatric Feeding and Swallowing at St. Joseph’s Children’s Hospital in Paterson, New Jersey. With each installment, these professionals will acquaint EP readers with the often-multifaceted issues that surround feeding disorders. For a child’s growing brain and body, food is the fuel that drives all other human potential, so, understandably, the ability to swallow and take in nutrients effectively and efficiently is a vital process. Yet, 25 to 40 percent of normally developing children and nearly 80 percent of children with developmental disabilities have feeding and mealtime challenges and issues. Feeding disorders are not a child’s issue but rather a family issue that requires the whole family to become a cog in the wheel to successful eating. This series will help unravel and demystify this intricate issue and will present countless opportunities for approaching potential advertisers with whom this series will strike a chord (e.g.: companies producing pediatric nutritional supplements, vitamin manufacturers, and specialized feeding equipment manufacturers who make tube feeding apparatus, pureed diet formulas, etc.).

Also in the fourth quarter and into 2008, EP will launch a series on aquatics therapy and recreation for people with disabilities as well as a mini-series on religion, spirituality, and disabilities. In addition, in conjunction with the national Spina Bifida Association (SBA), EP will feature a late 2007 and early 2008 print publication series on Folic Acid Awareness. An EP LiveOnline seminar on Folic Acid Awareness is being planned for the second week of January to tie in with National Folic Acid Awareness Week. Adequate folic acid intake among women of child-bearing age is known to prevent neural tube defects like spina bifida, an often crippling spinal malformation. This partnership with SBA was garnered when EP reached out to SBA in the summer of 2007, offering a letter of support as they applied for a grant from the Centers for Disease Control and Prevention (CDC) for a Folic Acid Awareness campaign. SBA quickly realized the vast resources that EP could bring to the table in furthering their proposed campaign and accepted. In September, EP received word from SBA that the CDC had awarded them the grant, and plans for the campaign and EP’s contributions began.

In the final months of 2007, EP’s editorial staff will round out plans for a new series entitled, Families Reaching Professionals, expanding on the successful formula of EP’s long-running column, Ask the Therapist. Inviting a professional cadre as diverse as lawyers, dentists, pharmacists, and behavioral specialists to contribute, this column will allow readers to pose specific questions to a host of professionals that EP will recruit as experts. It will have a monthly presence in the print publication and on the EP Web site.

Expanded Web Site

EP launched its new and updated Web site in May 2007. In addition to the well-known URL http://www.eparent.com, the fresh new EP Web site also maintains another Web address pointing to the same site:  http://www.epglcommunications.com. The new site includes some exciting and expanded features, such as a Blogs Channel. For this, EP enlisted the support of parent bloggers to share their experiences and the unique challenges of parenting a child with special needs. Parents and any other person reading these blogs will come away with insight, empathy, gratefulness for progress in things both big and small, heartbreak at times, heartfelt humor at others, and heartwarming, uplifting faith in the ability of people to persevere in the face of mountainous challenges. Blog entries by people with disabilities will also be included in the future. Medical thought and opinion leaders in virtually every discipline and therapeutic area as well as nurses, therapists, and other allied healthcare professionals will be added as blog contributors in the coming months.

The new EP site has 11 Main Channels, including: Education, Family and Community, Financial Planning, Healthcare, Legal, Investor Relations, Military, Mobility, Professional, Sports and Recreation, and Technology. These channels feature never-before-seen editorial articles, with new content being added on a regular basis. Continuing its coordinated commitment to U.S. military families, the site’s Military Channel includes information especially pertinent to the thousands of military families who are caring for a member with disabilities, including Soldiers, Sailors, Airmen, and Marines who have children with disabilities as well as Wounded Warriors returning home with special needs from Iraq, Afghanistan, and other locations where the U.S. has a military commitment.

An important carryover from the earlier EPGL Web site is the popular Search and Respond feature, which provides an opportunity for Web site visitors to exchange information about their practical experiences in meeting the everyday challenges of life with a child, adolescent, or adult who has a disability. All Respond entries are forwarded to the writers of the original Searches. Some are published in the print magazine and are being featured on the new Web site.

The Organization Links Channel highlights various organizations, agencies, and professional groups from across the U.S. that are serving the needs of people with disabilities. The National Disability News and International Disability News links round out the offerings on this fresh, new site, and Internet users are encouraged to visit often. Finally, the new EP Web site is also linked directly to EP LiveOnline™, a state-of-the-art, live, online, interactive, TV-quality Strategic Marketing Alliance with Vemics, Inc., which offers Category I Continuing Medical Education (CME) accredited programs to physicians.

Web site visitors will also have easy access to the over 2,300 disability-related titles in the EP Bookstore, including books, videos, and DVDs available for purchase.

EPGL-VEMICS STRATEGIC MARKETING ALLIANCE

The Strategic Marketing Alliance between EPGL and Vemics (Vemics is an acronym which stands for “Visually Enhanced Multi-Point Interactive Communications System”) is barely two years old having been signed in late November 2005 for an initial two year commitment on the part of both companies.  Work on the Alliance, known as EP LiveOnLine (EPLO) did not commence until the first quarter of 2006 with the launch of four (4) online interactive programs sponsored by Allergan, Inc. of Irvine, California.  The content of the four programs focused entirely on spasticity associated with cerebral palsy.  In October 2007, both Vemics and EPGL mutually agreed to extend the agreement upon its expiration for three (3) years with an expiration date of December 31, 2010.

One of the initial elements of the Strategic Marketing Alliance provided for EPGL to have a world-wide exclusive license to market and sell the Vemics LiveAccess Proprietary system in the medical and disabilities/special needs arena.  To date we have not approached the market on that basis, opting instead to collaborate with Vemics to co-promote and market online interactive seminars in the disability and special needs arena; funded under unrestricted educational grants and/or marketing agreements from pharmaceutical and medical equipment device companies or from our cooperative agreement entitled the Exceptional Family Transition and Training (“EFTT”) Program with the U.S. Army.  We have found this approach to be very successful largely because there is no competition for our services and because it was a logical way to extend and leverage EPGL’s very significant contacts in the special needs arena.

Thus far over the past two years we have developed, produced and implemented nineteen (19) online interactive seminars.  The differentiating characteristics of EP LiveOnLine versus other systems used today are as follows:

1.

EPLO offers live, interactive real-time TV quality programs delivered with synchronized voice over video and a full suite of educational capabilities designed to replicate anything that can be done in a live classroom setting to an audience who has downloaded the Vemics LiveAccess Software and has an appropriate video cam and microphone installed;

2.

At the same time, any online interactive seminar is also offered to an infinite number of people via streaming video.  Participation via this mode is also live and in real time except that there is no interactive capability…but the participant can take advantage of every other feature and can communicate via text chat;

3.

Finally, all content of every seminar is digitized and stored electronically so that it can be accessed by anyone, usually for a period of ninety days following the end of a seminar.

4.

Clinical and Medical seminars offer Category I Continuing Medical Education Credit for physicians, usually through an accredited teaching hospital or university such as the University of Tennessee College of Medicine; The University of Pittsburgh School of Medicine; University of Medicine and Dentistry of New Jersey; or Rady Children’s Hospital in San Diego, California.

5.

All clinical and medical programs are endorsed by a professional medical society such as the Child Neurology Society and the American Academy of Developmental Medicine and Dentistry.

6.

Both Consumers as well as Physicians are encouraged to attend; registration and attendance is not restricted to physicians only for accredited programs.  This approach is markedly different from traditional approaches and reinforces and validates our belief system that empowering parents and caregivers through quality education enhances overall care and positive outcomes.

7.

Access to the online programs for consumers and professionals alike, including physicians, nurses, occupational and physical therapists, teachers, families and caregivers is completely free.  Funding of all costs and profit comes from the sale of sponsorship arrangements.

All revenues earned from the sale of sponsored programs to various pharmaceutical companies like Allergan, Inc., Valeant Pharmaceuticals, The U.S. Army EFTT Program (that portion associated with online seminars…there were six such programs) and others is recorded in “Online Revenues”.

Proceeds from the sale of sponsorships are recorded as earned revenues at the time the seminar is delivered.

Costs of any kits containing video cams, microphones, etc. and initial training of the free software downloads are recorded in costs of good sold.

Operating costs such as advertising and promotion, email blasts to EP and Vemics databases, honoraria for faculty, streaming video costs (which are direct billed from an outside third party - Chorus Call, Inc.) and other marketing expenses are all recovered out of the proceeds of the sponsorship received.  Sponsorship revenues flow through EPGL and are identified as EPLO related, along with any costs and expenses, including shipping, postage, etc.

ONLINE INTERACTIVE SEMINARS DEVELOPED AND DELIVERED BY THE STRATEGIC MARKETING ALLIANCE OF EP GLOBAL COMMUNICATIONS, INC. AND VEMICS INC.

VIA EP LIVEONLINE.COM

2006

The Management of Spasticity Associated with Cerebral Palsy Using Neurotoxins

Speakers: Marc DiFazio, MD; Barry Russman, MD (Four Part Series Delivered one per quarter in 2006)

Additional Faculty: Henry Chamber, MD, Chief of Staff, San Diego Children’s Hospital

09/13/2006

The Emerging Role of Hyperbaric Oxygen Therapy in the Treatment of CP, Traumatic Brain Injury and Autism Spectrum Disorders

Speakers: James Bradstreet, MD; Paul Hartz, MD

2007

02/21/07

Klinefelter Syndrome: A Review of Genetics, Clinical Presentations, and Treatments

Rick Rader, M.D. (Moderator)

Speakers: Virginia Cover MSW, MBA ; Andrew R. Zinn MD, PhD; Nicole Tartaglia MD

05/15/2007

The Biological Basis and Treatment of Spasticity and Movement Disorders Associated with Cerebral Palsy

Seth Keller MD (Moderator)

Speakers: Marc P. DiFazio MD; Henry G. Chambers MD

06/12/2007

Pharmaceutical and Surgical Approaches to the Treatment of Spasticity and Movement Disorders Encountered in Persons with Cerebral Palsy

Seth Keller MD (Moderator)

Speakers: Terence Edgar MD; Henry G. Chambers MD

06/26/07

The Need for a Seizure Preparedness Plan: Contemporary Issues in the Diagnosis and Management of Epilepsy in Children and Adults

Seth M. Keller MD (Moderator)

Speakers: Steven A. Wolf, MD; Jack Pellock, MD; Patricia McGoldrick, NP MPA

07/09/2007

GIVE ME A BREAK! A Family Guide to Respite

Speakers: Tricia and Calvin Luker

07/10/2007

New Innovative Treatments for Spasticity Encountered in Persons with Cerebral Palsy

Seth M. Keller MD (Moderator)

Speakers: Michael Saulino MD; Marc P. DiFazio MD

09/11/2007

The Roles of Nursing, Physical Therapy, and Occupational Therapy in the Management of Spasticity and Movement Disorders Encountered in Persons with Cerebral Palsy

Seth M. Keller MD (Moderator)

Speakers: Lynne Romeiser Logan PT, MA, PCS; Patrice Rawlins ARNP, MN, Trish Radd, RN

09/12/2007

ADHD Part I: The Diagnosis, Treatment, and Management of Attention Deficit Hyperactivity Disorder (ADHD) in Children and Adults

Seth M. Keller MD (Moderator)

Speakers: Thomas Gallagher, MD; Pasquale Accardo MD

09/19/2007

ADHD Part II: Psychosocial Issues which impact on the Overall Management of ADHD in Children and Adults

Seth M. Keller MD (Moderator)

Speakers: Bhushan Gupta MD; Thomas Gallagher MD

10/16/2007

Health Consequences of Intractable Spasticity and Movement Disorders Encountered in Persons with Cerebral Palsy Part 1 (Oral Health & Polypharmacy)

Seth M. Keller MD (Moderator)

Speakers: Carlton Horbelt DDS, FADPD; Speaker: Ann Tilton MD

10/17/2007

Autism Program Part I: The Early Warning Signs, Diagnosis, Intervention, Treatment and Management of Autism Spectrum Disorders in Infants, Children, and Young Adults

Seth M. Keller MD (Moderator)

Speakers: Pauline A. Filipek MD; Colonel Stephen E. Greefkens, DO

10/24/2007

Autism Program Part II: Psychosocial Issues That Impact on the Overall Management of Autistic Spectrum Disorders in Children and Young Adults

Seth M. Keller MD (Moderator)

Speakers: Speaker: Colonel Stephen E. Greefkens, DO; R. Sandlin Lowe, III, MD

11/07/2007

Asthma and Airflow Obstruction: Challenges, Prevention, Treatment and Coping

Rick Rader, MD (Moderator)

Speakers: Andrew Lipton, MD; Fred. Malkin, MD; Frederick Seifer, MD

12/11/2007

Health Consequences of Intractable Spasticity and Movement Disorders Encountered in Persons with Cerebral Palsy- Part 2

Seth M. Keller MD (Moderator)

Speakers: Henry Taylor MD; Dara Richardson MD

January-December 2007

In addition to the live, interactive online seminars, EPGL and Vemics, via EP LiveOnLine, has at the request of the Secretary of Education for the State of Pennsylvania, installed 29 systems in the twenty-nine district heads of Pennsylvania school systems dispersed over the State of Pennsylvania. EPLO now facilitates online meetings on a more frequent basis and reduces the cost of travel to Harrisburg as well as phone communications, thus improving productivity and efficiency.  Similar work has gone on at the University of Miami.

LiveAccess is now installed on eight major U.S. Army Bases with large teaching hospitals around the world, thus making the dissemination of EPLO educational programs easier and with greater positive results.  As an example, the two seminars delivered on October 17 and October 24, respectively, dealing with the Spectrum of Autistic Disorders had over 1,100 online participants from around the world engaged for almost three hours per session.

Following these successful programs, proposals have been submitted to the Department of Defense, The U.S. Navy, The Coast Guard and the Marine Corps for expansion of our work to these branches of the Military…including the National Guard and Reserve, as well as the Civilian component of the Military.

EP LiveOnline™

In July, via EP LiveOnline (EPLO), our Strategic Marketing Alliance with Vemics, Inc., EP delivered a Category I Continuing Medical Education (CME) accredited program on the topic of New, Innovative Treatments for Spasticity Encountered in Persons with Cerebral Palsy.(made possible by an unrestricted educational grant from Allergan Pharmaceuticals). Also in July, EPLO launched the first of its planned six Medical and Family Seminars to the U.S. Military, with Give Me a Break! A Family Guide to Respite at the Military Child Education Coalition™ (MCEC™) Conference in Kansas City, Missouri. Enthusiastically received, with a request for a part-two portion of the program, this seminar is available to military and non-military Web site visitors alike, via streaming video on EP’s Web site (http://www.eparent.com). EP’s contract with the Department of the Army calls for six programs starting with the July 9 program, to be delivered by December 31, 2007. Five of these seminars have been delivered and the sixth, Asthma and Obstructive Airway Disease, is scheduled for December 6, 2007. In September, EPLO presented the two-part seminar ADHD Part I: The Diagnosis, Treatment, and Management of Attention Deficit Hyperactivity Disorder (ADHD) in Children and Young Adults and ADHD Part II: Psychosocial Issues That Impact on the Overall Management of ADHD in Children and Adults, In October, EPLO presented Autism Part I: The Early Warning Signs, Diagnosis, Intervention, Treatment, and Management of Autism Spectrum Disorders in Infants, Children, and Young Adults and Autism Part II: Psychosocial Issues That Impact on the Overall Management of Autism Spectrum Disorders in Children and Young Adults. EP recruited faculty for these seminars, developed program outlines, and arranged CME accreditation through Rady Children’s Hospital in San Diego, California, and the American Academy of Developmental Medicine and Dentistry (AADMD).

Last but not least, EPGL and its Strategic Alliance partner in EP LiveOnline, Vemics, Inc., have several other major projects under way, including programs involving: the Secretary of Education for the State of Pennsylvania; Russia and the City of St. Petersburg; the Association of Black Cardiologists; and Massachusetts Mutual Life Insurance Company. EPGL renewed its Marketing Alliance with Vemics on October 1, 2007, for an additional three years; both companies continue to have discussions along the lines of collaborating further in the online/distance learning environment.

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

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox, who embraced the idea that public awareness about disabilities was important. In 2003, participation expanded to fourteen teams. In 2004, we grew to twenty-seven teams, and in 2005, we held DAN events in thirty-one stadiums, including the Hall of Fame Game in Cooperstown, New York. The Hall of Fame Game was the first Military Night of Distinction, where Soldiers, Sailors, Airmen, and Marines with disabling conditions as a result of the conflicts in Iraq and Afghanistan were honored on Doubleday Field, in Cooperstown, New York. In 2005 and 2006, we benefited from the participation of our lead sponsor Massachusetts Mutual Life Insurance Company, whose SpecialCare program has made significant contributions to the field of disabilities and whose financial commitment to the DAN program has been substantial. We also benefited from additional sponsorship provided by other international corporations such as Genzyme, Shire Pharmaceuticals, CVS, and Volvo. In 2007, we secured the contractual participation of our national sponsor, Massachusetts Mutual Life Insurance Company, and three regional sponsors. We believe we will surpass revenues achieved in prior years. In addition, we contracted for and received sponsorship for a DAN event prior to a National Association for Stock Car Auto Racing (NASCAR) Nextel Cup Racing event at the New Hampshire International Speedway (NHIS).

During the third quarter, on Sunday, July 1, 2007, we hosted our first-ever DAN event at a NASCAR race. The event was held at the New Hampshire International Speedway in Loudon, New Hampshire, prior to the LENOX Industrial Tools 300. This event was also featured as a Day of Military Distinction, during which we honored nine wounded soldiers for their bravery, honor, and commitment to service for our country. These soldiers were from Walter Reed Army Medical Center, and recovering from injuries sustained in Iraq and Afghanistan. They were flown to this brand-new DAN event by our sponsor, MassMutual, and honored on the track just prior to the NASCAR Nextel Cup Race. The event was kicked off with a luncheon in a tent set up directly behind turn four of the racetrack. Guests had the opportunity to meet with the wounded warriors being honored, with NASCAR drivers, and with EP staff. The event, planned meticulously for two and a half months prior to July 1, on a collaborative basis with MassMutual, was very successful and a good pilot program test for other NASCAR events in 2008.

During the third quarter, EP conducted twenty-nine DAN baseball events throughout the United States (See details in table.). At each event, a person or organization was honored on the field prior to the game for their dedication and advocacy on behalf of people with disabilities. In addition to the pre-game honoree ceremony, EP donated game tickets to local special needs organizations to recognize area individuals and organizations for their persistence in advocating education and support for people with special needs.

DAN Events – Q3
Date	Team/Event	City	State	Venue
Sunday, July 01, 2007	LENOX Industrial Tools 300	Loudon	NH	NH International Speedway
Monday, July 09, 2007	Rancho Cucamonga Quakes	Rancho Cucamonga	CA	The Epicenter
Saturday, July 14, 2007	Omaha Royals	Omaha	NE	Rosenblatt Stadium
Tuesday, July 17, 2007	Cleveland Indians	Cleveland	OH	Jacobs Field
Tuesday, July 17, 2007	Pawtucket Red Sox	Pawtucket	RI	McCoy Stadium
Thursday, July 19, 2007	Charlotte Knights	Fort Mill	SC	Knights Stadium
Thursday, July 19, 2007	Salt Lake Bees	Salt Lake City	UT	Franklin Covey Field
Saturday, July 21, 2007	Fullerton Flyers	Fullerton	CA	Goodwin Field
Thursday, July 26, 2007	Kansas City Royals	Kansas City	MO	Kauffman Stadium
Thursday, July 26, 2007	Lexington Legends	Lexington	KY	Applebee’s Park
Friday, July 27, 2007	Chattanooga Lookouts	Chattanooga	TN	AT&T Field
Sunday, July 29, 2007	Oklahoma RedHawks	Oklahoma City	OK	AT&T Bricktown Ballpark
Monday, July 30, 2007	Lowell Spinners	Lowell	MA	LeLacheur Park
Tuesday, July 31, 2007	Charleston River Dogs	Charleston	SC	Joseph P. Riley Park
Tuesday, August 07, 2007	Charlotte Knights	Charlotte	NC	Knights Stadium
Friday, August 10, 2007	Rochester Red Wings	Rochester	NY	Frontier Field
Monday, August 13, 2007	Oklahoma RedHawks	Oklahoma City	OK	AT&T Bricktown Ballpark
Tuesday, August 14, 2007	Pittsburgh Pirates	Pittsburgh	PA	PNC Park
Tuesday, August 14, 2007	New York Yankees	New York	NY	Yankee Stadium
Friday, August 17, 2007	Palm Beach Cardinals	Palm Beach	FL	Roger Dean Stadium
Friday, August 17, 2007	Nashville Sounds	Nashville	TN	Greer Stadium
Tuesday, August 21, 2007	Charleston River Dogs	Charleston	SC	Joseph P. Riley Park
Friday, August 24, 2007	Sacramento River Cats	Sacramento	CA	Raley Field
Saturday, August 25, 2007	Cincinnati Reds	Cincinnati	OH	Great American BallPark
Saturday, August 25, 2007	Potomac Nationals	Woodbridge	VA	Pfitzner Stadium
Thursday, August 30, 2007	Indianapolis Indians	Indianapolis	IN	Victory Field
Thursday, August 30, 2007	Norfolk Tides	Norfolk	VA	Harbor Park
Saturday, September 1, 2007	Charleston River Dogs	Charleston	SC	Joseph P. Riley Stadium
Thursday, September 27, 2007	Chicago White Sox	Chicago	IL	U.S. Cellular Field

The 2007 DAN baseball season concluded during the third quarter of 2007. With a total of thirty-eight baseball events, this year’s program was an overwhelming success. Over twelve thousand tickets were donated for the DAN events and over half a million people were in attendance (baseball, NASCAR, and National Basketball Association (NBA)). We were able to honor 75 recipients with the EP Maxwell J. Schleifer Distinguished Service Award.

During the fourth quarter, we will examine different avenues for improving upon the DAN program. This will include a more complete and uniform reporting system, ways to increase both national and local media exposure, and garnering a wider awareness of the program among professional baseball teams. Currently, EP is scheduled to attend baseball’s Winter Meetings in Nashville, Tennessee, from December 3 through December 5, 2007. We will have a booth at the large trade show to hand out information about the DAN program to the more than 200 professional baseball teams that will be in attendance. This will also be a great platform to reach additional potential sponsors.

On top of our busy baseball schedule, we are also looking into expanding the DAN program into National Collegiate Athletic Association (NCAA) Basketball. We have established contact with Seton Hall University and Rutgers University about hosting DAN events in late 2007. These events will include a pre-game clinic for children with special needs as well as donated tickets to the games and a half-time show. Several companies have expressed keen interest in sponsoring these events. Finally, we are carefully evaluating ways in which we can leverage our relationship with the League of Dreams (LOD), a nonprofit organization dedicated to helping children with profound disabilities play baseball. EPGL has had a strategic relationship with the LOD for several years. The LOD in turn maintains a close relationship with the Major League Baseball Alumni Association, comprised of ex-Major League Baseball players who hold their golf outings in conjunction with LOD events. It may be possible to test the viability of packaging DAN, the LOD, and Major League Baseball alumni into one major event in key cities, thus significantly expanding reach and involvement from various commercial and nonprofit sectors.

Educational Online Programming

Beginning in December 2005 and through 2006, we launched over twelve live, online, interactive, TV-quality educational programs under unrestricted educational grants from major pharmaceutical companies and other sources. In 2007, we contracted to implement a minimum of six programs on spasticity management plus several others dealing with topics such as Epilepsy, Hyperbaric Oxygen Therapy, Attention Deficit Disorder/Attention Deficit Hyperactivity Disorder (ADD/ADHD), Autism Spectrum Disorders, Respite Care, Asthma, and Expanded Newborn Screening utilizing Tandem Mass Spectronomy (MS/MS). Many of these seminars have already been delivered, and further growth and additional topics are planned for the fourth quarter.

United States Military: Exceptional Family Transitional Training (EFTT) Program

In late 2006, we executed a U.S. Army Cooperative Agreement, entitled the Exceptional Family Transitional Training (EFTT) Program, for an appropriation of $830,650, all of which was received by July 2007. These funds are being used to provide education and informational programs for military families caring for loved ones with disabilities and special needs on eight selected pilot installations around the world, as well as for the delivery of Continuing Medical Education (CME) credits, via accredited online, interactive programs, to Army Medical Corps physicians and allied healthcare professionals (nurses, occupational therapists, physical therapists, rehabilitation specialists, etc). The funds are being used to deliver three measurable efforts on behalf of Army families and healthcare professionals caring for children and adults with disabilities and special needs, including soldiers returning from Iraq and Afghanistan with limb loss and other disabling conditions. These efforts include the following:

•

Great progress was made on the development and delivery of very specific educational curriculum used for training purposes of Army Medical Corps Staff – physicians, nurses, occupational and physical therapists, and speech and language pathologists – and families and caregivers in the arena of developmental disabilities. This curriculum includes six seminars delivered to eight major Army installations with significant teaching hospital facilities. It is being facilitated by EP’s contacts in the Army Exceptional Family Member Program (EFMP), science and medicine, and education and training, as well as parents around the world. The programs are being offered in collaboration with accreditation entities provided by various major medical schools and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD) and Rady Children’s Hospital San Diego. The first of these programs, Give Me a Break! A Family Guide to Respite, was presented on July 9, 2007, during the EFMP Managers Training held in conjunction with the Military Child Education Coalition (MCEC) Conference in Kansas City, Missouri. This respite care seminar was received with strong enthusiasm and a request for a part-two portion of the program, which we hope to offer in the near future. The seminar was recorded live during its presentation at the EFMP Managers Training session, and is available on EP’s Web site (http://www.eparent.com) via streaming video. An additional four seminars have been delivered to the military audience as well as to others interested in attending these topical programs. In September, EPLO presented the two-part seminar ADHD Part I: The Diagnosis, Treatment, and Management of Attention Deficit Hyperactivity Disorder (ADHD) in Children and Young Adults and ADHD Part II: Psychosocial Issues That Impact on the Overall Management of ADHD in Children and Adults, In October, EPLO presented Autism Part I: The Early Warning Signs, Diagnosis, Intervention, Treatment, and Management of Autism Spectrum Disorders in Infants, Children, and Young Adults and Autism Part II: Psychosocial Issues That Impact on the Overall Management of Autism Spectrum Disorders in Children and Young Adults. The final seminar of the six seminars, Asthma and Air Flow Obstruction: Challenges, Prevention, Treatment, and Coping, will be presented in December, and will provide information about the latest treatment options for asthma and air flow obstruction. A powerful additional benefit of these programs through our military project is that civilians, as well as military families and personnel, can benefit from these efforts because the programs are distributed simultaneously to all interested individuals, organizations, professional medical societies, and various other entities with whom EP works. The content remains the proprietary content of EPGL and is disseminated simultaneously to our various networks built over the past year. It is then all stored for archive access on the EP Web site (http://www.eparent.com).

•

Each of the eight major Army installation pilot sites has received their shipment of disability-specific titles from the EP Bookstore. Each installation was able to select from among the over 2,300 titles available at the EP Bookstore to stock their libraries and reference centers with materials for the families that they serve who are caring for loved ones with special needs.

•

EP’s January 2007 Annual Resource Guide includes a Special Army Section entitled Community of One ~ From Our Families…To Your Families. In addition, the 2007 Annual Resource Guide was the largest issue/reference tool ever published by EP, and included guide tabs as well as advertising-supported special inserts. Most importantly, Dr. Margaret Giannini, Director of the Office on Disabilities for Health and Human Services (HHS), specifically requested that EP print and publish a Consumer Edition of the People’s Piece of the Surgeon General’s Call to Action to Improve the Health and Wellness of Persons with Disabilities. We did exactly that with funding from MassMutual. Work is under way on the 2008 edition of the resource guide. EP will be expanding its efforts on behalf of U.S Military families and healthcare professionals by including EFMP and other special needs professionals’ contact information for all branches of the U.S. Military. EP continues to inform and support military families with its special military insert that appears in each issue of the magazine and that will continue to appear in each issue throughout calendar year 2007.

EPGL discovered that personnel at Army installations that were not direct pilot or magazine sites in the EFTT Program were talking with their counterparts at the pilot and magazine sites and expressing a desire to receive EP magazine for their EFMP families. Some of the pilot and magazine installations shared their magazines, yet there were still installations that wanted the magazine that were not receiving it. EPGL spoke with the U.S. Army Advisory Board for the EFTT Program, and EPGL and the Advisory Group agreed on the desirability of a redistribution plan for the magazine to reach a broader audience. EP formulated a plan for redistribution that was implemented immediately – an additional forty-six Army installations will receive copies of the November and December issues of EP magazine as a result of this plan. Additionally, the plan for distribution of the magazine moving forward with fiscal year 2007 continuation funding is worldwide delivery of the magazine to every Army installation that identifies a need for the magazine.

EFMP Managers have offered praise and thanks for the military insert in EP magazine, with feedback such as, “I have had nothing but positive comments in regard to the magazines,” from a U.S.-based EFMP Manager, and “Many of the installations were excited about the opportunity to receive the magazine. Thank you!” from a Germany-based EFMP Manager, in response to the information that additional installations in Europe would be able to receive the magazine through redistribution efforts. Long known for its quality content, EP magazine has been able to add an entirely new facet to its delivery of information and resources in its special military insert. Providing invaluable knowledge on a variety of topics, EP has been able to inform military families and professionals about the five-phase Army Medical Action Plan (AMAP) implemented this year by the United States Department of the Army to improve medical care, services, and transition for wounded Soldiers and their families. Phase I was led by Brigadier General Michael Tucker, Deputy Commanding General of the North Atlantic Regional Medical Command and Walter Reed Army Medical Center. Families and healthcare professionals were also able to learn more about the Extended Care Health Option (ECHO), a supplemental portion of the TRICARE military healthcare program, available to active duty family members (ADFMs) who qualify based on specific physical and mental disabilities. Readers also learned about a new initiative of Health Net Federal Services, LLC, the government operations division of Health Net, Inc. On August 8, 2007, Health Net Federal Services launched its Warrior Care Support (WCS) Program, which directly connects severely injured or ill warriors and their family or care support members to a single point of contact for total health care support. Readers learned of a military family in San Antonio, Texas, with three children with autism, and of the steps that the children’s mother and father are taking to ensure that each of their children is able to achieve their full potential. A non-military mother called EP to request more information regarding a resource noted in the story. With the permission of the mother, EP was able to connect the two mothers so that they could share information.

These are just a few of the many articles and stories told within the pages of the military insert of EP magazine, touching lives and helping military and non-military families to understand that they are not alone, and providing them with access to available resources and support.

In recognition of the tremendous contributions that veterans in all branches, reserve units, and corps of the U.S. Military have made, EP has selected a special military cover for its November 2007 issue, during this special month when veterans are celebrated and saluted on Veterans Day.

Implementation of new plans for resource distribution will begin with the disbursement of funding from the fiscal year 2007 continuation funding through EPGL’s Cooperative Agreement with the U.S. Army. In addition to expanding distribution of EP magazine worldwide, EPGL also plans, subject to the review and approval of the Army Advisory Board, to increase the number of online seminars offered, with input from military medical experts regarding healthcare issues that are most pressing for military families. Continuing Medical Education (CME) credits will continue to be available, with possible expansion to include Continuing Education Units (CEU) for allied healthcare professionals. EPGL is also exploring the option of adding one to two children’s pages in the military insert each month, with fun and informative activities for children of military parents. Under active consideration are customized editions of EGPL’s Pocket Resource Guides, which would be available to the Army, Navy, Air Force, Marine Corps, and the National Guard and Reserve, if they choose this option. Such customized editions would include all of the content contained in the EP 2008 Annual Resource Guide as well as a military cover for the pocket guide, and the option of a special message from the DoD or the Office of the Surgeon General on the inside front cover of the guide and/or a special section in the middle of the guide for unique messages chosen by each particular branch, reserve unit, or corps. EPGL also plans to expand editorial coverage and page count in the military insert to include all branches, reserve units, and corps of the U.S. Military, to ensure the broadest outreach and information sharing world-wide.

EPGL is in discussions with the U.S. Army for EP’s Respite Care Program, which includes eight modules for respite care and a detailed resource bank of facilities across the U.S. that provide respite care and resources to families and healthcare professionals. Subject to available funding, which is under consideration now, the resource bank would be available online, to ensure that families and organizations have access to the most up-to-date resource information. Planning is under way for a part-two portion of the Give Me a Break! A Family Guide to Respite program, to be delivered via EPLO’s online venue. EPGL is also pursuing additional funding to offer direct respite care homecare to families, in a partnership it is developing with Specialized Training of Military Parents (STOMP), a federally funded Parent Training and Information (PTI) Center “established to assist military families who have children with special education or health needs.” EPGL is pursuing additional funding for these services beyond the Army, to also include other branches, reserve units, and the civilian corps of the U.S. Military.

Recognizing the need for expanded awareness, care, and support for our servicemen and servicewomen returning from Iraq, Afghanistan, and other points of conflict with often severe, life-changing injuries, EPGL is in discussions to aid wounded warriors in the Army and Marine Corps, via pursuit of a separate funding stream. The Marine Corps has identified up to 18 different locations for the Wounded Warrior Project, a nonprofit organization whose mission includes the following goals: “to raise public awareness and enlist the public’s aid for the needs of severely injured service men and women” and “to provide unique, direct programs and services to meet their needs.” EPGL wants to provide education and resources for rehabilitation and trauma relief across the Departments of Defense and Homeland Security. It is our goal to help ensure that the concern expressed by the Wounded Warrior Project, that “the greatest casualty is being forgotten” does not occur to our returning veterans. We want to ensure that they have the best available healthcare to help them recover and rehabilitate as they reintegrate back into their communities and activities of daily living. Toward that end, EPGL is working with its contacts in the medical and scientific communities to develop programs that will support and enhance the efforts of the U.S. Military as it strives to address the unique needs of severely injured warriors, with physical and/or emotional care needs.

EPGL is developing efforts in the areas of traumatic brain injury (TBI), post-traumatic stress disorder (PTSD), anxiety, depression, stress, and stress management, and is accessing its resources to provide information regarding the latest assistive technology devices and equipment to assist with limb loss and impaired physical function. We are also working through channels to create a means for servicemen and servicewomen in the Wounded Warrior Project to receive copies of EP magazine, as a resource to assist them in their personal search for resources, available equipment, and support, as well as books from our EP Bookstore that can offer solace and sound guidance.

Military Channel on EP Web Site

EP is proud to offer not only its military insert, the Annual Resource Guide, online seminars, and books for the U.S. Military, but a special Military Channel on its Web site (http://www.eparent.com). This channel provides valuable links to important resources available to military families in a one-stop location. Links include the Web sites for all of the branches of the military; a government site with disability-related information and resources; Specialized Training of Military Parents (STOMP), a Parent Training and Information Center (PTI); Military HOMEFRONT, from the U.S. Department of Defense; and America Supports You, a site demonstrating the many ways that both everyday and celebrity Americans are proudly and passionately supporting their troops; as well as other useful links. The channel incorporates articles on topics such as transitioning to adulthood, including available healthcare options, legal and financial considerations, academic and lifestyle considerations, community resources, and self-advocacy. There is also an interview with Dr. Rebecca Posante, the Department of Defense’s Program Manager for Special Needs, as well as helpful information regarding the Individuals with Disabilities Education Improvement Act of 2004. Another exciting feature is the addition of the streaming video for Give Me a Break! A Family Guide to Respite, the seminar about respite care so well received when it was presented during the EFMP Managers Training in conjunction with the Military Child Education Coalition (MCEC) conference on July 9, in Kansas City, Missouri.

EP continues to expand its offerings through the military channel to help keep military families with special needs informed about their available resources and options. And, of course, this feature opens up opportunities for sponsorship from companies and defense contractors who have a vested interest in this arena.

EP at EFMP Managers Training and the MCEC Conference

EP’s Military Editorial Team (MET) attended the EFMP Managers Training and the Military Child Education Coalition Conference (MCEC) held in Kansas City, Missouri, in early July. In this venue, EP was able to offer the first in its series of six seminars offered for the Army. EP, through its presenting partners Calvin and Tricia Luker, addressed respite care, a topic vital to military families with children with special needs, in Give Me a Break! A Family Guide to Respite. The seminar was received with enthusiasm, enlightening discussions, and requests for a part-two portion of the presentation, which EP hopes to make available in the near future. Pre-conference activities attended by MET included the training session for Exceptional Family Member Program (EFMP) Managers, School Liaison Officers (SLOs), and Family Morale and Welfare Recreation Command (FMWRC) personnel. Staff members from EP’s Strategic Marketing Alliance partner, Vemics, trained military personnel on the use of the Vemics system, a key tool made available to the eight pilot sites to enhance the ability of staff and families to benefit from the online, interactive educational seminars provided by EP. The training also will allow EFMP managers at the eight pilot sites around the world to connect with one another, collaborate on building documents, and assist Soldiers and families transferring to new duty assignments. During pre-conference and conference sessions, MET members were able to gather information and extend their network to enhance their ability to tell the stories of military personnel and their families.

MET staff also provided an EFMP Manager EFTT Information DVD to EFMP Managers during the conference and in follow-up mailings after the conference. The DVD includes such vital resources as a list of Army Community Service offices in the U.S. Army worldwide as well as editorial content guidelines for military organizations and individuals who want to contribute their expertise via submission of articles for the military insert in EP magazine. The DVD also contains PDF copies of all of the military inserts run in EP magazine prior to the conference.

Our accredited online, interactive seminar capability and our Web site as well as our print and publishing capabilities will be used for the EFTT program throughout all of 2007. The project also includes an approved funding project for continuation of the program in 2007 through September 30, 2008, at a specified level of $799,000, covering the continuation of the project with the Army.  Based on the success of our programs to date, we also have made a proposal for expansion of the program to the Navy and Marine Corps, and look forward to the possibility of development of this initiative for the reserve components of the Department of Defense as well as the Civilian Corps of the U.S. Military. We are actively pursuing this expansion.

Trade Shows

As a world-wide multimedia company, EPGL believes that having a company presence at key trade shows and conferences around the nation represents an excellent opportunity to accomplish several marketing objectives:

1.

A cost-effective way to meet our existing advertisers, to share ideas and experiences with them, and to let them know of developments and new offerings from our company

2.

A cost-effective way to meet and establish working relationships with new advertisers and potential clients who might not otherwise be aware of the varied products and services offered by EPGL

3.

A proven methodology for reaching out to readers of EP magazine, solidifying our reputation with them, and engaging them to help spread the word about EP and our mission, goals, and objectives.

EPGL has found over the years that trade shows and conferences are an excellent way to identify with speakers and presenters who, in turn, can be invited to provide EP editorial contributions and become faculty members for our online, interactive educational seminars.

EPGL has also been successful in swapping advertising space in EP magazine in exchange for prime booth space and other valuable consideration, thus minimizing drains on cash while maximizing exposure to the market we serve.

During the third quarter, EPGL had a presence at the following trade shows and conferences:

•

Military Child Education Coalition (MCEC)

•

Autism Society of America (ASA)

•

Fragile X

•

National Down Syndrome

•

Abilities Expo

•

National Organization for Rare Disorders (NORD)

EPGL anticipates that by the end of the fourth quarter, we will have had a presence at thirty trade shows and conferences, exposing EP and its wide array of products to over 75,000 attendees, consumers, physicians, allied healthcare professionals, educators, and caregivers.

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

It should also be noted that the AADMD and EPGL have an agreement to co-produce online seminars in 2006 and 2007. No other entity has this opportunity. The AADMD fully endorses the work of EPGL and of EPLO, the Strategic Marketing Alliance between EPGL and Vemics, Inc. relating to technology exclusivity in health care.

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

United States. Military: Exceptional Family Transitional Training (EFTT) Program

Funds received from the EFTT Program Appropriation have been used to provide ongoing education for military families and physicians caring for children with disabilities and special health care needs. We have hired veterans and civilian staff to assist in the implementation of this project and expect growth into other areas of the military, with a proposal for expansion of the program to the Navy and Marine Corps. We look forward to the possibility of development of this initiative for the reserve components of the Department of Defense as well as the Civilian Corps of the U.S. Military. We are actively pursuing this expansion. Preliminary discussions are also under way with the U.S. Coast Guard, which falls under the Department of Homeland Security.

It is our intent with the EFTT Program to build upon our existing relationships within the military community to bring timely and meaningful educational content both in print and on a Web-based delivery system to families and also to the physicians and allied healthcare professionals charged with their care. In this regard, we continue the process of exploring ways in which we can deliver high-quality educational content focused in the chronic disability and special needs area in cooperation with eight military installations, all of which have large-scale teaching hospitals and medical facilities. These facilities include Dewitt Hospital, at Fort Belvoir, Virginia; Brooke Army Medical Center, at Fort Sam Houston, Texas; Madigan Army Medical Center, at Fort Lewis, Washington; Blanchfield Army Community Hospital, at Fort Campbell, Kentucky; Womack Army Medical Center, at Fort Bragg, North Carolina; Tripler Army Medical Center, at Schofield Barracks, in Honolulu, Oahu, Hawaii; Landstuhl Regional Medical Center, near Kaiserslautern, in Germany; and several medical centers at Fort Drum, New York, along with the Uniformed Medical Services School in Bethesda, Maryland.

This initiative represents a Cooperative Agreement with the U.S. Army in the amount of $830,650, and such revenues would be recognized in accordance with the Company’s existing accounting policy, which is to identify revenue streams consistent with our core services: subscriptions, page advertising, and special projects/custom communications and online, Web-based programming.

Circulation and Marketing

To improve efficiency, allow for greater promotion of our magazine to stimulate subscription income, and to keep a pulse on progress in this area, we are increasing our in-house circulation efforts. We will be ending our relationship with Pro Circ, based in Miami, Florida, when the contract expires at the end of November 2007. Our business, with its multiple product lines and multimedia approach to publishing and communications, needs focused management of its circulation and subscriber base and initiatives. Our goal is a significant increase in paid circulation and related development activities, such as bundled advertising and sponsored bulk distribution of the monthly magazine, which we believe should yield higher revenue performance for us. It is important to note that increases in unit circulation will also result in increases in advertising, as we will be reaching a larger audience, which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

EP has embarked on an aggressive and forward-thinking marketing campaign, encompassing new technology-driven initiatives, while simultaneously continuing to use traditional venues. We strongly believe that the blending of the two styles will move EP forward in its circulation growth patterns.

During the third quarter, we have acquired experienced circulation staff who have thoroughly reviewed our past and present performance for customer service, marketing and promotional efforts, and performance reporting. Significant changes have been made to each of these areas in order to increase efficiencies at various levels. Ongoing evaluations and adjustments are anticipated as we move toward a more streamlined circulation department.

A sampling of some of the actions EP is taking in this area follows:

•

Survey and analysis research to more closely capture audience needs

•

Increased personal contact with new subscribers as well as those considering non-renewal

•

Creation of campaigns to more closely accommodate the needs of special groups and organizations

•

Cross-promotion of the multiple resources offered by EP (e.g.: DAN events promoting EP LiveOnline)

•

Sales team members bundling advertisement space with e-blast efforts

•

Subscription sales offering charity revenue in return

•

Increased media use (e.g.: radio, print news)

•

Enhanced direct mail campaigns that include pilot tests

•

Entrance into new markets, such as the film industry, through sponsorship and public relations support

•

Directed and individualized campaign efforts for each branch of EP (e.g.: specific marketing copy and promotional items for each of the following: DAN events, EP LiveOnline, EP Bookstore, Subscription Donation Program, subscription promotions, etc.)

•

Telemarketing

•

E-blasting

•

Community involvement through participation in local events at various locations

•

Review, analysis, and reorganization of subscription renewal efforts

•

Re-evaluation of production schedules (subscriber processing) and adjustment of operations accordingly

•

Monitoring of events on daily/weekly tracks versus monthly/quarterly/annually

•

Acquiring access to vendors’ subscriber processing databases in order to establish new operating procedures for each stage of the circulation/subscriber series of events

EP has launched itself into a new era of productivity, efficiency, and growth. We expect nothing less than high returns for our efforts in the upcoming quarters.

Sales

We continue to train new sales staff capable of marketing the complete package of services the company now offers, both via print and online. These new sales personnel are receiving ongoing training to implement effective sales strategies and outcomes for EP. We have a new Eastern Region sales director, based in West Milford, New Jersey.

Additional Growth and Initiatives

As mentioned earlier, in 2007, we have expanded our Disabilities Awareness Night (DAN) programs, principally conducted in Major League Baseball parks, from 2002 to 2006, and continuing in 2007. Prior to this time, our programs were taking place in a limited number of National Basketball Association venues, Minor League Baseball parks, and Minor League Hockey arenas. On May 23, 2005, and again in May 2006, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual Hall of Fame Game a ceremony honoring returning disabled veterans from Iraq and Afghanistan. This was done in conjunction with Walter Reed Army Medical Center and its Commanding General, who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his Purple Heart for wounds received in Iraq. In July 2007, we held our first DAN event at a racetrack, at New Hampshire International Speedway (NHIS), in Loudon, New Hampshire, prior to the NASCAR Nextel Cup Race. Massachusetts Mutual Life Company sponsored this DAN event. The event included a Day of Military Distinction, and involved returning wounded Soldiers, Sailors, Airmen, and Marines from Walter Reed Army Medical Center. We plan to continue this DAN expansion to racetracks associated with NASCAR, and are test-marketing programs with two NBA teams as well as evaluating the feasibility of expanding into other sports venues such as NCAA Basketball.

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

We continue to provide education regarding Mobility, including via the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility Products, which we publish each year. NMEDA is the leading national authority on mobility products and services. (The Consumer’s Guide to Mobility Equipment Dealers was published in our June issue.)

Revenue Generation

Our revenues are generated from the following activities:

Sale of Advertising Space in Exceptional Parent (EP) Magazine

This is driven by a number of factors, including our editorial content and focus. Our customers consist of large Fortune 500 companies: Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon, and Merrill Lynch. All of these companies purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names. Historically, revenues generated from the sale of advertising space have ranged from approximately $1.6 million to as high as $2.2 million in the past (1998).

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums

This program generates revenue. Each of the DAN events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group, followed by regional and local sponsorships. In 2006, for example, total revenues from this effort aggregated approximately $400,000. We signed a sponsorship agreement with our lead sponsor for 2007, and have commitments from other sponsors that will yield revenues in excess of $400,000 in 2007. This does not include any sponsorship revenues from other venues such as NBA games, and National Hockey League (NHL) and Minor League Hockey games, which are still under discussion.

EP Bookstore

The EP Bookstore houses over 2,300 disability-specific books, DVDs, videos, and tapes dealing with a wide range of disability topics. We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

The bulk of our bookstore has been built through negotiating with third-party publishers such as Baker and Taylor and McGraw Hill. This has been done over a period of years and with great selectivity and sensitivity. We evaluate the extensive titles published by other book publishing companies and inquire about their sales. Based on the intelligence we obtain, we approach these companies, which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals, and objectives. In many cases, we are able to negotiate consignment inventory. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences, whether consumer or professional in nature. We have this expertise and we went about building our bookstore of titles in specific disciplines. In the continuing process of building this bookstore, we place importance on understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, Web site, and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences. The EP Bookstore also consists of book titles we own outright and exclusively. Examples of such titles include: No Apologies for Ritalin, by Vidya Bhushan Gupta, MD, and Patient Persistence, by Adele Gill, RN; as well as approximately five other titles. While none of the titles has a material impact taken individually or collectively, the profit margins earned on these sales are approximately 30 percent while the profit margins on other titles are in the vicinity of 10 percent. Our decision to have a stake in book publishing is based on the fact that we receive countless numbers of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multimedia publishing activities in print or online. We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year, with profit margins on the order of 15 percent.

Custom Publishing & Contract Publishing

Over the years, we have taken educational editorial series published in EP magazine and had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand-alone monographs focused on a specific subject area, and distributed to key target market segments mutually identified by a project sponsor and EP. All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies, and financial services companies. At all times, we adhere to strict Accreditation Council for Continuing Medical Education (ACCME) Standards for medical education and strict standards that ensure the separation of that which is educational and that which is promotional in nature.

Online Interactive Educational Seminars

Another element in our product mix is the EP LiveOnline™ (EPLO) interactive, TV-quality, educational seminars that we make available through our Strategic Marketing Alliance with Vemics, Inc. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty-five such seminars over the past three years. We have offered these in concert with professional medical societies such as the AADMD and now are poised to offer them with societies such as the Child Neurology Foundation (CNF) and CNS. The fact that all of these seminars offer Continuing Medical Education (CME) accreditation for physicians, usually without fees, coupled with the fact that the physicians do not have to travel but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive, authoritative, educational programming that is focused exclusively on chronic life-long conditions that we do. In addition, we do this by offering real-time, live, interactive, TV-quality information utilizing proprietary software and delivered over the Internet. We expect to conduct a total of over 20 such seminars in 2007, in combination with our military initiative. We had four online seminars under contract as of December 30, 2005, extending through 2006, and actually delivered an additional four others in the arena of Hyperbaric Oxygen Therapy and Klinefelter Syndrome and other clinical topics. There are also several other proposals outstanding.

Results of Operations for the Period Ended September 30, 2007

Liquidity and Capital Resources

The cash flows from operations for the year to date ended September 30, 2007 were negative by approximately $475 thousand.

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

It is management’s belief that, with its existing working capital resources and the receipt of investment capital through NIR, we will be able to meet the working capital requirements of operations for the coming twelve months.

Results of Operations

Reflected in the tables that follow are comparisons of revenue and sales and general and administrative expenses for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, as well as commentary on significant variations noted between the periods.  The company continues to invest in methods of improving advertising revenue and these efforts are detailed below.

Revenues for the three months ended September 30, 2007, as compared to the same period in 2006, increased by approximately $480,000. The largest component of the increase was a $356,000 gain in subscription revenue. This gain was primarily a direct result of the Cooperative Agreement with the U.S. Army. Online seminars and book sale revenue increased by $157,000 and $53,000 respectively over 2006, also a result of the Cooperative agreement with the US Army. Advertising revenue decreased by $32,600 for the quarter. It is anticipated that this decrease will be turned around moving forward by developing an incentive and bonus plan for company sales representatives.  In addition, management is moving toward hiring more qualified candidates for sales positions.

Operating Expenses Including Cost of Sales

For the quarter ended September 30, 2007, cost of sales increased by approximately $59,000 as compared to September 30, 2006. The increase is primarily due to increases in magazine production costs; as well as, the additional Military editorial salary expenses.

The significant variations in the components of selling, general and administrative expense are discussed below.

Salaries and benefits increased by approximately $133,000 for the quarter ended September 30, 2007.  This was a result of deferring salary expense in the first three quarters related to online seminars and the above mentioned additions to the Military editorial staff.  Office expenses decreased by approximately $16,000 in the quarter ended September 30, 2007 from the same period in 2006.  This was due to the closing of the New Jersey office and relocation of the Johnstown office.  Business travel increased by approximately $9,500, due to trade show attendance and a large number of DAN events.  Professional fees have decreased for the quarter by $24,500, due to greater internal accounting controls.  Overall, selling, general and administrative expenses have increased by $134,000 for the quarter ended September 30, 2007.

Interest, Depreciation and Amortization

Interest expense has increased in the first nine months of 2007 compared to 2006 by approximately $137,000, due to the increase in NIR funding.

Depreciation and amortization expenses have increased by approximately $51,000 in the first nine months of 2007 compared to the first nine months of 2006. Of this increase, approximately $35,000 was recorded in the first two quarters and $16,000 was recorded in the third quarter of 2007.

Taxes

We reflected no provision for income taxes in the first nine months of 2007 because of the availability of a significant net operating loss carryforward to offset any taxable income.

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

The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $5,099,749 was recorded as a long-term liability as of September 30, 2007. The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of September 30, 2007, the total accretion was $615,653 (of which $108,179 was recorded in the third quarter and $200,612 was recorded in the first six months of 2007). Separately, the holder of the note exercised conversion privileges for 194,415,839 shares of common stock in 2007, thereby reducing the amount of the debt by $165,629.

We incurred debt issue costs of $500,000 relating to the convertible notes that will be expensed over the term of the convertible debt.

Off Balance Sheet Arrangements

None

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the course of the most recent examination of our financial statements for the period ended December 31, 2006, by our independent accountants, we were advised of the existence of a material weakness (a lack of defined processes and procedures for closing the company's books and records) in our internal accounting controls. We have since applied the necessary corrective action and believe this weakness has been remedied.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls are controls and other procedures that are designed to ensure that information that is required to be disclosed in the reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported.

Limitations on the Effectiveness of Controls

Management does not expect that the disclosure controls or the internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies, or procedures may deteriorate.

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

PART II – OTHER INFORMATION

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

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140. This case was commenced on December 17, 1999. Psy-Ed is the plaintiff and counter-claimants in this case. The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination and successfully defended itself in three separate appeals made by Ms. Schive. At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the Massachusetts Commission Against Discrimination (“MCAD”). Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

Dated:	November 19, 2007