Form 10KSB
period 2007-12-31
EP GLOBAL COMMUNICATIONS INC
filed 2008-03-31
CIK 1113947

Unknown; ;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s revenues for its most recent fiscal year were $3,273,665.

The Issuer’s stock is trading on the OTC Electronic Bulletin Board under the symbol EPGL.OB.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 was:  $354,367.

As of March 26, 2008, the Company had 484,618,753 common shares outstanding.

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

EP GLOBAL COMMUNICATIONS, INC.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

We were incorporated in the State of Delaware in November 1999, under the name East Coast Airlines, Inc. (ECA), which was established to become a fully certified Federal Aviation Regulation Part 121 air carrier. The original business plan was to provide scheduled air service to small and medium-sized markets that had experienced either a total or partial loss of air service as a result of shifts in emphasis by major airlines and their regional counterparts. We expected to operate as an independent carrier and serve select markets in the Northeast United States.

In June 2000, we filed a Form 10-SB Registration Statement with the SEC to register our common stock under the Securities Act of 1933, as amended (the “1933 Act”), which became effective in July 2000. The tragic events of September 11, 2001, severely affected the airline industry and impeded ECA’s efforts to finance its business plan. In the months following September 11, 2001, security concerns caused airline ridership to plummet, and as a consequence, reduced, in management’s opinion, the potential for a successful launch of the airline. The ensuing decline in the United States economy also created a significant impairment to the successful implementation of our original business plan.

As a consequence of the events of September 11, management commenced its new plan to identify a strategic partner with whom it could develop a business relationship through either a joint venture, acquisition, merger, or share exchange transaction. In February 2003, preliminary discussions began with a private entity to enact a consolidation through either a merger or acquisition transaction.

On November 28, 2003, pursuant to unanimous adoption by the Boards of Directors of Psy-Ed Corporation (Psy-Ed) and ECA, the companies entered into a Share Acquisition Agreement that authorized ECA to offer 173 shares of our common stock for each share of Psy-Ed common stock held of record by all Psy-Ed Stockholders.

A summary of the material terms and conditions of the offering follows:

Psy-Ed Stockholders were offered 173 of our common shares for each common share of Psy-Ed owned of record. We reduced our outstanding common shares from 19,113,400 to 7,265,932. We amended our Certificate of Incorporation, increasing our authorized common shares from 20,000,000 to 60,000,000. We changed our corporate name to “EP Global Communications, Inc.,” our present name. The members of the Board of Directors of ECA resigned, and the nominees of Psy-Ed were appointed to the Board of Directors of the new parent company, EP Global Communications, Inc. (EPGL), with Joseph M. Valenzano, Jr., becoming our President and CEO. Psy-Ed became our wholly owned subsidiary corporation.

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

About Us

Having completed this acquisition, we became a global communications company dedicated to providing information for people with disabilities and special healthcare needs. Our mission is to provide practical advice and emotional support to families and caregivers of children and adults with disabilities and special healthcare needs and to the physicians, allied healthcare professionals and educators involved in their care and development. This now includes our work with the United States Military and its Exceptional Family Member Program (EFMP), under a contract with the United States Army entered into in late 2006, and continuing with additional funding into 2008.

Our 37-year-old flagship publication, Exceptional Parent (EP) magazine, provides the foundation for what we do. In 2003, we received the New Freedom Initiative Award from the Jim Mullen Foundation in Chicago, symbolic of the Best Publication and Web Site in the Nation for People with Special Needs. EP magazine was also the recipient of Three Gold Medals for Editorial Excellence from FOLIO:, at the Magazine Publishers Association Awards Dinner in New York, and three Gold Medals for Excellence in Journalism from the Consumer Health Publishing Association of America for our work in the areas of Epilepsy, Newborn Screening, and Mitochondrial and Metabolic Disorders. In November 2003, EP magazine received the Distinguished Service Award from the Epilepsy Foundation of New Jersey for our work on behalf of people with epilepsy. Joseph M. Valenzano, Jr., our President and CEO, is the recipient of numerous awards for his efforts on behalf of people with disabilities and special needs, including the Distinguished Service Award from the Fragile X Foundation, given to him by General James L. Jones, former Commandant of the Marine Corps and retired Supreme Allied Commander of NATO Forces. Mr. Valenzano has also received citations from Senator Frank Lautenberg of New Jersey for his work in the field of autism and was the recipient of the 2007 Theresa Foundation Award. Most recently, Mr. Valenzano was chosen as the 2008 Man of the Year by the ARC of East Middlesex County, Massachusetts, for his work in the disability field.  Working with the leaders in the field of disabilities, EPGL has established strategic relationships with major professional medical societies and lay organizations serving people with special needs.

Over the years, we have focused our editorial content on the key issues affecting our audience and have worked to provide them with important information on topics such as autism spectrum disorders; the Individuals with Disabilities Education Act (IDEA) Reauthorization; the No Child Left Behind (NCLB) Act; epilepsy and complex seizure disorders; attention deficit hyperactivity disorder (ADHD); feeding and swallowing disorders; asthma and obstructive airway disease; expanded newborn screening; rare disorders; cerebral palsy; and the latest developments in mobility, assistive technology, and communication devices. Among many other features, we have produced a Consumers Guide to Assistive Technology and A Consumers Guide to Mobility, and have conducted a twelve-part educational series on epilepsy that spanned two calendar years, concluding in September 2007.

We also expanded our coverage of key areas in the disabilities arena with added columns, including Tech-Scapes and IDEA Notebook, as well as continuing series on autism, financial planning, and adaptive physical sports and recreation for people with disabilities. In addition, we have continued our efforts to expand awareness of the benefits of expanded newborn screening using tandem mass spectrometry (MS/MS). Our President and CEO, Joseph M. Valenzano, Jr., and our Editor in Chief, Rick Rader, MD, are frequent speakers on this subject at major professional medical society and consumer disabilities conferences across the nation. We have also recommended that expanded newborn screening be embraced by the United States Military, eliciting the support of the Exceptional Family Member Program (EFMP) and additional support through meetings with military healthcare professionals. We were instrumental in pushing this forward in the state of Tennessee. In early 2006, the American Society for Medical Genetics came forward with a position and recommendation that all newborns be screened for all known inborn errors of metabolism, and this has helped move the adoption of MS/MS forward in some states. But there still exist great disparities, which we hope through persistent education and awareness to help eliminate.

In 2006, we expanded our unique Disability Awareness Night™ (DAN™) Program to both Major League and Minor League Baseball teams. Thirty-six DAN™ events were held in 2006, including our second annual Disability Awareness Night of Military Distinction, at the Hall of Fame Game, in Cooperstown, New York, in partnership with the National Baseball Hall of Fame. In 2007, we produced approximately 40 such DAN™ events.. The DAN™ Program began with just two teams in 2002, the New York Yankees and the Boston Red Sox, and has enjoyed significant growth since then, with a major National Sponsor, Massachusetts Mutual Life Insurance Company, and other regional Sponsors such as CVS, Genzyme, Volvo, and Shire Pharmaceuticals. Each DAN™ event includes a pre-game ceremony honoring people who, by virtue of how they have lived their lives in the face of adversity, or by how they have dedicated their lives to helping others, serve as an inspiration for all of us. These individuals are honored on the field in a brief ceremony just prior to the singing of the National Anthem. Past honorees include individuals such as General James L. Jones, 32nd Commandant of the Marine Corps and retired Supreme Allied Commander of NATO Forces; his wife Diane Jones; and their daughter Jennifer, who has Fragile X. General Jones and his wife Diane are steadfast supporters of the military Exceptional Family Member Program (EFMP). Other past DAN™ honorees include Eunice Kennedy Shriver, founder of International Special Olympics; Travis Roy; Dr. Darryl De Vivo, world-renowned specialist in the field of mitochondrial and metabolic disorders; Piero Rinaldo, MD, PhD, Director of the Human Genetics Department at the Mayo Clinic and a pioneer in the field of expanded newborn screening; actress Geri Jewell; and others. In early 2007, we expanded into racetracks associated with NASCAR, delivering one major event at the New Hampshire International Speedway (NHIS), where we honored wounded warriors from Walter Reed Army Medical Center (WRAMC) before a crowd of over 120,000 people. We have also test marketed programs with two National Basketball Association (NBA) teams, and are evaluating the feasibility of expanding into other sports venues, most notably National Collegiate Athletic Association (NCAA) basketball and football.

EPGL has a strategic marketing alliance with Vemics, Inc., wherein EPGL is the exclusive provider of live, online, interactive, TV-quality educational systems in the disabilities arena worldwide. Vemics is the creator of this proprietary technology that offers the ability to do live, online, point-to-point educational programs, accessing and including up to as many as ninety sites/locations simultaneously. In 2006, supported by a pharmaceutical company, we delivered four such programs, dealing with Spasticity Management. In 2007, we delivered six such programs, each focusing on areas of spasticity diagnosis and management, and again supported by an unrestricted educational grant from a pharmaceutical company. Additionally, we have expanded this resource into other subject areas, delivering programs in the financial services sector, and on Hyperbaric Oxygen Therapy and epilepsy. All of our programs delivered into the clinical arena include valuable Category I Continuing Medical Education (CME) Credits and often Continuing Education Units (CEU) for allied healthcare professionals and educators. Our system of providing these high-quality online CME/CEU-accredited seminars allows them to be digitized and stored electronically for future access on our Web site, http://www.eparent.com. These programs are focused exclusively in the arena of chronic life-long disabilities and conditions as opposed to disease states, an important distinction. This delivery system represents a unique and valuable way to expand knowledge in this field, filling a major void that exists because of the lack of such training in the nation’s medical schools. Over the past two years, we have delivered a total of 24 online seminars dealing with a range of topics such as childhood movement disorders; the management and control of refractory seizures in people with mental retardation and developmental disabilities; managing pediatric gait deficiencies utilizing dynamic bracing; attention deficit disorder/attention deficit hyperactivity disorder (ADD/ADHD); lysosomal storage disorders; newborn screening; respite care; autism spectrum disorders; and asthma and obstructive airway disease. Four online seminars on spasticity and movement disorders were endorsed by the Child Neurology Society (CNS) as well as the American Academy of Developmental Medicine and Dentistry (AADMD). It is important to note that in July 2005, the AADMD formally recognized EP magazine as the official publication of the AADMD. Of additional significance is that we now also offer CME accreditation through EP magazine itself, making EP the only special-interest consumer publication in the nation to bear the endorsement of a professional medical society and to offer Category I CME accreditation for physicians. It is a level of respect and honor we value immensely, and it offers us the opportunity to expand our programs into the mainstream pharmaceutical and medical equipment arenas.

In the EP 2005 Annual Resource Guide, EP was designated as the exclusive publisher of The President’s Report on People with Intellectual Disabilities, through the President’s Committee for People with Intellectual Disabilities (PCPID) – formerly known as the President’s Committee on People with Mental Retardation, complete with the seal of the office of the President of the United States of America, which appears on the cover of the 2005 Annual Resource Guide. In 2007, we were asked by Dr. Margaret Giannini of the Health and Human Services Office on Disability to publish the Consumer Edition of the Surgeon General’s Report “To Improve the Health and Wellness of Persons with Disabilities.” The full text of this report was printed in its entirety in our January 2007 Annual Resource Guide and has received wide acclaim.

Over the years, we have become an authority in the disabilities and special healthcare needs arena, and demonstrate the following attributes:

•

An authoritative, proprietary monthly publication, and now a peer-reviewed journal, read by physicians, educators, nurses, therapists and families alike and endorsed by professional medical societies and lay organizations, offering Category I CME accreditation.

•

A Custom Communications Business with the capability of producing clinical (and other) publications on a wide range of disorders. Examples of these include: A Primary Care Physicians Guide to Mitochondrial and Metabolic Disorders; A Parent’s Guide to Mitochondrial and Metabolic Disorders; End Stage Renal Disease: A Primer for Nurses, Dieticians, Physicians and Patients; What Families Need to Know About Childhood Seizures; Epilepsy: New Patterns of Care for the Twenty-First Century; Childhood Movement Disorders; Positive Perspectives for Cerebral Palsy; Oral Health Care for People with Disabilities; Universal Newborn Screening (which has won world-wide acclaim); New Hope for People with Epilepsy: The Vagus Nerve Stimulator; and many others.

•

A Web site (http://www.eparent.com) with over 2.0 million hits per month, which has had a major redesign in 2007, with significant improvements and navigation tools. We have added a Military Channel and a Financial Services Channel, both of which have attracted an increasingly larger readership base by virtue of our editorial emphasis in these areas.

•

A strategic marketing alliance with Vemics, Inc., (Visually Enhanced Multipoint Interactive Communications System) which is rapidly becoming embraced by major companies and organizations. This alliance is known as EP LiveOnline™. In addition to the clinical seminars we have done and continue to do, Vemics systems have been purchased by the Secretary of Education for the State of Pennsylvania and installed in 29 District Offices; by Massachusetts Mutual Life Insurance Company for its General Agent offices and headquarters locations, by the Epilepsy Foundation and by various other research-based entities, all of whom have found the use of the system an effective communications tool that substantially reduces the need for excessive and costly travel and increases productivity. Indeed, our own company utilizes the Vemics technology for online sales meetings and on occasion to interact with Board Members and to conduct interviews.

•

EP Bookstore, a reference bookstore, with a retail location at our headquarters office in Johnstown, Pennsylvania, and an online store with over 2,500 disability-specific titles, one of the largest arrays of disability and special needs books in the industry.

•

Strategic Alliances with virtually every major professional society and consumer/family support group/organization and association in the field, including: The American Academy of Pediatrics (AAP); the Child Neurology Society (CNS); the American Academy of Developmental Medicine and Dentistry (AADMD); the International Medical Dystonia Research Foundation; Spina Bifida Association of America; Special Olympics International; United Cerebral Palsy Foundation for Education and Research; Governmental bodies such as: The National Institutes of Health; the Centers for Disease Control  and Prevention; U.S. Department of Education and the Office of Special Education and Rehabilitation; Department of Defense and the U.S. Military Exceptional Family Member Program (EFMP); the Military Child Education Coalition (MCEC); the International Dyslexia Association; the National Multiple Sclerosis Society; Family Voices; Fragile X Foundation; Cure Autism Now; Autism Society of America; National Alliance for Autism Research; Epilepsy Foundation; Children with Attention Deficit Hyperactivity Disorder; and a host of other organizations and associations whose reach into the special healthcare needs market is enormous.

The business mission of EP Global Communications, Inc. is to continue to grow as a multimedia communications company leveraging its core strengths and serving the needs of specific Professional Medical, Healthcare, Technology, Financial Planning and Consumer target-niche market segments in the disabilities and special needs arena, from infancy to geriatrics. Stated more succinctly, EP’s Mission is to develop, to translate, and to share information as tools for positive change in the special needs community. Our goal is simply to make a positive difference in the lives of people with disabilities and special needs and all those who are involved in their care and development. Tactically, we seek to accomplish this by utilizing a multi-media approach to communications that includes print, online/interactive services and the Internet, customized reports, exhibits, conferences, and books.

Products and Services

The following is a list of our products and services:

Exceptional Parent Magazine: Exceptional Parent magazine is EPGL’s signature resource, published monthly for over 37 years to provide information, resources, and support to families, professionals, and caregivers who are helping and participating in the development of those with disabilities and special needs.

EP’s editorial team was busy during the fourth quarter with a variety of projects, including the introduction of a new theme for the October issue (described in more detail below), the introduction of a new series on feeding and swallowing, as well as plans and initial research for several exciting new editorial initiatives for 2008. Also in the last quarter of 2007, work on the January publication of the EP 2008 Annual Resource Guide progressed to fruition. The Resource Guide is a 200-page yearly premier reference tool and a compendium containing a list of over 3,000 national and international resources for families, caregivers, and professionals seeking information about a plethora of organizations, professional societies, and resources on general and specific disability-related topics.

Monthly Editorial Themes and Feature Stories

The fourth quarter of EP included several informative themes, which are outlined below:

•

October:

Employment

Toys and the Value of Play for Children

•

November:

Financial, Estate, and Tax Planning

•

December:

Family and Community

As mentioned above, Employment was a new theme for 2007, as EP has become increasingly cognizant of the difficulty that people with varying disabilities often encounter in transitioning into the workplace from a school setting, getting a job, and keeping a job. In an effort to address some of these issues, EP published articles entitled, “Understanding and Accessing Transition to Employment and Adult Services” and “High School Graduation and Then What?” Also, notable was the article which heralded the accomplishments, ambition, and drive of those with disabilities called, “Small Businesses Make a Big Difference.” This article featured vignettes of six different individuals who started their own businesses. Those individuals featured either have a disability, have a close personal tie to the world of disabilities, and/or their businesses and products benefit those with disabilities. Historically, October has been EP’s month to feature the Annual Toy and Gift Guide and this year’s issue was no exception. In a multi-page spread, EP’s Symbol of Excellence was bestowed on some of the season’s best toys and products for children with special needs and their families. Sidebar features like “Make Time to Play” and “The United Nations and Play” rounded out the spread with timely and pertinent information on the indispensability of figuring play into the lives of all children regardless of ability level. In this issue, EP teamed up with Toys “R” Us, including a copy of TRU’s Toy Guide for Differently-abled Kids that was placed as an insert within the issue. Toys “R” Us went on to include their catalog in two other subsequent issues of EP. Building on this relationship, EP’s Sales force has submitted a proposal whereby Toys “R” Us would broaden their relationship with EP, including the possibility of becoming a Disability Awareness Night sponsor. In November, EP returned with its annual issue dealing with Financial, Estate, and Tax Planning, a topic on the minds of the majority of families who have a member with special needs – from the parents with the newborn baby who has Down syndrome to the elderly couple concerned with how their adult child with a disability will be cared for after they pass away. Articles tackled subjects like how the financial future of a child with special needs can be secured when parents divorce and what a family’s financial and legal options are when a personal injury case settles. Other intriguing and cutting-edge feature stories, outside the realm of financial planning, were also explored; for instance, how gastrointestinal factors may have a bearing on the onset and severity of autism spectrum disorders. The December issue focused on the family and community, offering readers such absorbing articles as “Those Golden Years: What Grandparents Need to Know about Parenting the Second Time Around,” which explored the unique challenges “grands” face when their grandchild has special needs. Dr. David Lowenstein, a clinical psychologist and parent to a daughter with disabilities, offered his insights from a professional and parental viewpoint on raising a child with special needs. Also in December, EP began its coverage of Folic Acid Awareness in partnership with the National Spina Bifida Association (SBA). In the last quarter of 2007, SBA was in receipt of a grant from the Centers on Disease Control and Prevention (CDC) for a Folic Acid Awareness campaign. As part of SBA’s grant application packet to the CDC, EP wrote a letter of support of SBA’s ability to administer this campaign and pledged editorial support through EP magazine and through the EP Web site. The coverage will thread through issues in early 2008.

The month of December saw the conclusion of the successful, year-long series called, Seizures and Teens, done in partnership with www.epilepsy.com and authored by their team of epilepsy health professionals. The popularity and importance of this series is witnessed each month as Permission to Reprint requests continue to come in for various articles in this series. The fourth quarter also saw the continuation of the seven-part series on Wheelchair Transportation Safety (WTS), which is produced through partnership with the University of Michigan’s Transportation Research Institute (UMTRI). This every-other-month series included installments in November with the article entitled, “The Role of Parents and Caregivers in Providing Safe Transportation for Occupants Seated in Wheelchairs.” This series will wrap up in February 2008.

The fourth quarter also saw the continuation of the twelve-part series on the Medical Home. This highly informative series had installments in October, November, and December and continued to follow the lives and growth of a fictitious and culturally diverse family of Indian heritage: Mom – Amita; Dad – Samir; their daughter – Anjali, who was born eleven weeks premature and is the recipient of Medical Home services; and new family member, Vashti, Anjali’s younger sister. A Medical Home is not a building. It is an approach to providing healthcare services to children with special healthcare needs. This series, directed by Dr. Renee Turchi, Medical Director of the Pennsylvania Medical Home Program, and authored by various professionals who are well-acquainted with and proponents for the Medical Home concept, is sweeping away the confusion that surrounds the Medical Home not only for families but also for professionals who might then contemplate setting up their practices with a Medical Home component. The American Academy of Pediatrics (AAP) Web site also continues to highlight a direct link to the current monthly Medical Home article, housed on EP’s Web site on the Healthcare channel, as the Top Story:

(www.eparent.com/main_channels_healthcare/Medical_Home_Series_Medical_Home.asp). This monthly series will wrap up in June 2008.

In the October issue, EP unveiled its new Feeding and Swallowing series with Part 1 appearing in October and Part 2 in December. This series is being produced in conjunction with the Center for Pediatric Feeding and Swallowing at St. Joseph’s Children’s Hospital in Paterson, New Jersey. Center professionals and their colleagues in the field are authoring each installment and focusing on important, albeit sometimes delicate, topics such as how constipation can affect a child’s ability to take in food properly and thus to thrive. The delicate nature of the topic may very well explain the lack of knowledge and information on the subject and, therefore, is certainly a topic worthy of coverage in EP. This every-other-month series will continue into 2009. Contacts at St. Joseph’s have expressed keen interest in making this an ongoing, full-time column in EP and in participating in an EP LiveOnline event framed around the topic of Feeding and Swallowing.  Indeed, each of these subject areas lend themselves to expanded education via the Vemics LiveAccess System.

Looking Ahead to 2008 Editorial

Additional series that will be launched in early 2008 are:

•

An eleven-part series, mentioned in last quarter’s report, called Aquatics Therapy and Recreation. This series will include topics as diverse as dolphin therapy to safety tips for children with special needs in a swimming pool environment, to the importance of swim diapers and adapted bathing suits.

•

A three-part miniseries entitled, Spiritual and Religious Supports, which will explore the subject of if, how, and in what ways faith factors into the lives of people with disabilities.

•

A ten-part series on attention deficit hyperactivity disorder (ADHD), authored by a variety of experts in the field of ADHD.

Also on the horizon for 2008 are features dealing with mental illness in children and adults, music and the arts and disabilities (added as a new theme for the March issue), autism spectrum disorders, library resources and those with disabilities, and disease management.

A special project entitled, The Seven Wonders of the Disabilities World, will kick off in early 2008.  In 2007, the New Seven Wonders of the World organization announced a shiny new list of the world’s premier candidates. A whopping 100 million global citizens cast their votes, naming their picks for the seven international representatives of historical human heritage. At EP, we were intrigued and inspired by the New Seven Wonders undertaking, and it started our editorial team thinking. If we had to name the Seven Wonders of the Disabilities World, what or who would they be? Would Jonas Salk and his vaccine for polio rank? What about the development of sign language or perhaps Burton Blatt’s, Christmas in Purgatory? Or would modern and still-developing wonders, like the Human Genome Project and cochlear implants, rise like cream to the top of the list? What events, inventions, legislation, people, groups, etc., have most significantly shaped, affected, or defined the world of disabilities? And once our editorial team’s wheels were turning – what would we name as the 7 Wonders of the Disabilities World and, better yet, what would our readers choose? – The team was off and running with one of our special projects that will thread through the months of 2008. In the spring of 2008, a ballot will appear in the magazine and on the EP Web site where readers and Web site visitors can cast their vote. The 7 Wonders will be named in mid-2008, and each “wonder” will be covered in the pages of EP through the duration of the year. Finally, our President and CEO, Joseph M. Valenzano, Jr. was invited to join a task force of the Department of Defense Center for Excellence (DoDCE) whose mission is a concentrated emphasis on research and education in the arena of traumatic brain injury (TBI), primary brain blast injury, and post-traumatic stress disorder (PTSD). EP will have some significant information on this area in the coming months of 2008.

EP Web Site (www.eparent.com)

EP’s Web site continues to be populated with high-quality editorial pieces, with new articles, announcements, and other vital information being posted daily. After some challenges with EP’s Search and Respond Channel in the fourth quarter, a new format has been devised for this longstanding offering and promises to be an ideal spot for families, professionals, and others in the disabilities world to connect and share experiences and information. Coming in early 2008, EP will welcome two new individuals to the EP blogger ranks. Also in early 2008, EP will unveil plans to devote a page on the Web site’s Family and Community Channel for “In Loving Memory: A Tribute Site for Those With Disabilities Who Have Passed Away.”  EP will invite parents and other family members to send photos, short stories, poems, and essays to memorialize their loved one with disabilities for perpetuity.

EP LiveOnline (www.epliveonline.com) – Online Interactive Educational Seminars: Another element in our product mix is EP LiveOnline™, a Strategic Marketing Alliance between EPGL and Vemics, Inc., providing live, interactive, TV-quality educational seminars. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of 24 such seminars over the past three years and now are poised to offer these in concert with professional medical societies such as the AADMD. The fact that all of these seminars offer CME accreditation for physicians usually without fees, coupled with the fact that attendees and presenters/faculty do not have to travel but can instead participate from the comforts of their homes or offices, help to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic life-long conditions as we do. In addition, we do this by offering online real time live interactive TV quality manner utilizing proprietary software and delivered over the Internet. Finally, all content is archived and stored electronically for future use and dissemination.

EP Bookstore: The EP Bookstore houses over 2,500 disability-specific books and videotapes dealing with a wide range of disability topics. We have been building this base for quite some time and have leveraged its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums: This program generates revenue. Each of these DAN™ Events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships. In 2006, for example, total revenues from this effort aggregated approximately $400,000. We have executed the sponsorship agreement with our lead sponsor for 2007 and 2008 and are in negotiations for commitments from other sponsors that will yield revenues well in excess of $500,000 in 2008. This does not include any sponsorship revenues from other venues such as the NBA and NHL, as well as various tracks running NASCAR races – we are in the process of financial arrangements to associate ourselves with certain NASCAR tracks and there is a strong possibility of some test marketing venues in NCAA basketball and football in 2008.

We continue to refine our Disability Awareness Night campaign by regularly re-examining our mission statement. This mission statement guides our every action as we continue to expand our program into other sports venues.

DAN™ Mission Statement: The mission of Disability Awareness Night is to recognize the 54.6 million people in the United States classified as having some form of disability, and highlight their extraordinary persistence, dedication, passion, and commitment as well as their abilities to accomplish their goals and achieve their hopes and dreams in the face of adversity. DAN™ also strives to recognize the many people who care for and support people with disabilities and special needs and who recognize them as contributing, valued citizens of our nation. They are sources of inspiration and motivation for us all.

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox, who embraced the idea that public awareness about disabilities was important. In 2003, participation expanded to fourteen teams. In 2004, we grew to twenty-seven teams, and in 2005, we held DAN™ events in thirty-one stadiums, including the Hall of Fame Game in Cooperstown, New York. The Hall of Fame Game was the first Military Night of Distinction where Soldiers, Sailors, Airmen, and Marines with disabling conditions as a result of the conflicts in Iraq and Afghanistan were honored on Doubleday Field, in Cooperstown, New York. In 2005 and 2006, we benefited from the participation of our lead sponsor Massachusetts Mutual Life Insurance Company, whose SpecialCare program has made significant contributions to the field of disabilities and whose financial commitment to the DAN™N program has been substantial. We also benefited from additional sponsorship provided by other international corporations such as Genzyme, Shire Pharmaceuticals, CVS, and Volvo.

With the 2007 DAN™ season behind us, we are currently moving forward and planning for the 2008 season. During the fourth quarter, we analyzed all aspects of DAN™, from our reporting system, to our script, to the media coverage surrounding these events.

A universal reporting system was created and will be distributed to the EPGL staff prior to the first DAN™ event. These reports include a uniform after-action report and helpful checklists to follow while attending a DAN™event. Our public address script and press releases are currently being revised to assure the best possible wording to get our message across. During the first quarter of 2008, EPGL will also be bringing an additional person on staff to help gain media exposure for DAN™events across the country.

EPGL was an exhibitor at baseball’s Winter Meetings in Nashville, Tennessee, from December 3 through December 5. We had a booth at the large trade show to hand out information about the program to the more than 200 professional baseball teams in attendance. While there, we spoke with many teams currently participating in the DAN™ program as well as many potential future clubs. Current teams also took information with them to their respective league meetings and distributed it to their fellow teams.

During the upcoming quarter, EPGL will begin scheduling the annual baseball events, procuring additional sponsors, and exploring other sport arenas to enter. There continues to be talk about a relationship with NCAA basketball and possibly several NBA franchises. Our account representatives have been working diligently to gain additional sponsorship interest from companies such as Toys “R” Us, Dell, Goya, and General Motors. There is no doubt that 2008 stands to be the biggest year in DAN™ history.

Trade Shows

EPGL attended approximately 31 trade shows in 2007, with seven trade shows occurring in the fourth quarter. For the first quarter of 2008, there are 12 trade shows scheduled, with a total of 40 for the year. Overall, 2008 will have an increase of 9 shows from 2007.

So far, EPGL has attended 10 trade shows in the first quarter of 2008. One of the shows was the ATIA 2008 Conference in January, which serves as a leading conference for the Assistive Technology community. Our subject matter, disseminated through the distribution of 545 magazines addressed the challenges faced by the community regardless of condition or age and resonated to the 3,000 attendees. Our sales people had the opportunity to speak with several assistive technology companies and the booth traffic generated conversations with those in the professional arena working with families and individuals.

Another show attended in February was the National Mobility Equipment Dealers Association (NMEDA) Conference, which serves as a leading conference for the mobility providers community. EPGL had the unique opportunity to conduct professional video interviews with 12 exhibitors, making us the only publication that devoted our time to making the conference a success for the exhibitors. Several companies were interested in paying EPGL to have their video on our Web site, which would offset the cost of the videographer.

The outlook of the 2008 trade show season provides EPGL with significant potential to increase exposure, revenue, and profitability. For example, utilizing a systematic approach to all trade shows allows EPGL to meet trade show goals with less preparation time. By delivering a consistent approach to all trade shows, EPGL will establish name recognition as people will become familiar with the look and feel of our booth, full-color banners, and eye-catching marketing materials.

With the combination of effective marketing and methodology, trade shows present an ideal opportunity to portray and strengthen EPGL’s mission, deliver meaningful information, and establish long-term relationships with a wide variety of organizations.

Circulation and Marketing

To improve efficiency, allow for greater promotion of our magazine to stimulate subscription income, and to keep a pulse on progress in this area, we are increasing our in-house circulation efforts. We have ended our relationship with ProCirc, based in Miami, Florida, as of November 2007. Our business, with its multiple product lines and multimedia approach to publishing and communications, needs focused management of its circulation and subscriber base and initiatives. Our goal is a significant increase in paid circulation and related development activities, such as bundled advertising and sponsored bulk distribution of the monthly magazine, which we believe should yield higher revenue performance for us. It is important to note that increases in unit circulation will also result in increases in advertising, as we will be reaching a larger audience, which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

EPGL has embarked on an aggressive and forward-thinking marketing campaign, encompassing new technology-driven initiatives, while simultaneously continuing to use traditional venues. We strongly believe that the blending of the two styles will move EPGL forward in its circulation growth patterns.

We have hired experienced circulation staff who have thoroughly reviewed our past and present performance for customer service, marketing and promotional efforts, and performance reporting. Significant changes have been made to each of these areas in order to increase efficiencies at various levels. Ongoing evaluations and adjustments are anticipated as we move toward a more streamlined circulation department.

A sampling of some of the actions EPGL is taking in this area follows:

•

Survey and analysis research to more closely capture audience needs

•

Increased personal contact with new subscribers as well as those considering non-renewal

•

Creation of campaigns to more closely accommodate the needs of special groups and organizations

•

Cross-promotion of the multiple resources offered by EPGL (e.g.: DAN™ events promoting EP LiveOnline)

•

Sales team members bundling advertisement space with e-blast efforts

•

Subscription sales offering charity revenue in return

•

Increased media use (e.g.: radio, print news)

•

Enhanced direct mail campaigns that include pilot tests

•

Entrance into new markets, such as the film industry, through sponsorship and public relations support

•

Directed and individualized campaign efforts for each segment of EPGL (e.g.: specific marketing copy and promotional items for each of the following: DAN™ events, EP LiveOnline, EP Bookstore, Subscription Donation Program, subscription promotions, etc.)

•

Telemarketing

•

E-blasting

•

Community involvement through participation in local events at various locations

•

Review, analysis, and reorganization of subscription renewal efforts

•

Re-evaluation of production schedules (subscriber processing) and adjustment of operations accordingly

•

Monitoring of events on daily/weekly tracks versus monthly/quarterly/annually

•

Acquiring access to vendors’ subscriber processing databases in order to establish new operating procedures for each stage of the circulation/subscriber series of events

EPGL has launched itself into a new era of productivity, efficiency, and growth. We expect nothing less than high returns for our efforts in the upcoming quarters.

Sale of Advertising Space in Exceptional Parent Magazine: This is driven by a number of factors, including our editorial content and focus. Our customers consist of large Fortune 500 companies: Ford, Chrysler, Kimberly Clark, UCB Pharmaceuticals, Valeant Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon and Merrill Lynch. All purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names.

Custom & Contract Publishing: Over the years, we have assembled educational editorial series published in EP magazine, had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand-alone monographs focused on a specific subject area, and distributed to key target market segments mutually identified by a project sponsor and ourselves. All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies, and financial services companies. In the medical arena, at all times, we adhere to strict ACCME Standards for medical education and strict standards that ensure the separation of that which is educational and that which is promotional in nature. An example, purely for illustrative purposes, might proceed along the following lines:

A series is published on a given subject (e.g.: movement disorders or infantile spasms), featuring the very best medical and scientific research authorities we can identify. The series might be three, four or six consecutive articles in EP magazine, each one focused on a specific area.

Once complete, the series is then reviewed by a separate panel of experts to ensure that it is adequate or needs additional bolstering if it is to be packaged as a stand-alone monograph. Additional content may or may not be recommended, and we would then take it forward to the sponsor/grantor.

The sponsor/grantor will decide whether to proceed with the development of a stand-alone monograph. We would price the project to include paper, printing, distribution costs, packaging, etc. A price quote will be provided to the sponsor, inclusive of our profit margin.

The project will be produced and implemented as a turn-key project and disseminated to a target audience that is likely to include physicians, allied healthcare professionals, and consumers, and that is also likely to include the endorsement and support of major consumer and professional organizations.

Competition

The following publications represent competition:

(1) C2 Publishing/ABILITY MAGAZINE; Audience – Americans with disabilities, Lifestyle, consumer

(2) Equal Opportunity Publications/CAREERS AND THE DISABLED; Audience – People with disabilities who are at the undergraduate, graduate or professional level

(3) No Limits Comm., Inc./NEW MOBILITY; Audience – Wheelchair Users

(4) Challenge Publications, Ltd./PALAESTRA; Audience – People with disabilities participating in Sports, Physical Education, and Recreation; Coaches

(5) Paralyzed Veterans of America/PN News & info for people who use wheelchairs

(6) Muscular Dystrophy Assoc/QUEST; Audience – Primarily people with any of 43 neuromuscular diseases in MDA program; also read by 1000s of physicians, clinicians, therapists, and other medical care providers

(7) New Mobility Magazine – primarily a dealer oriented publication with limited editorial and focused exclusively on mobility issues

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

(9) Caregiver Media Group/TODAY’S CAREGIVER; Audience – Caregivers

The following medical education companies are our competition:

AAF-MED

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

Although the above companies may be deemed to be our competition, none of the companies focuses on chronic, life-long conditions and disabilities in the manner that we do. None offers content that spans the spectrum of disabilities from infancy to seniors nor the multimedia approach used in disseminating this content. In addition, EP magazine is the only special-interest consumer publication serving the special needs marketplace that has been accorded the privilege of offering Category I Continuing Medical Education (CME) credits to physicians and is endorsed by a professional medical society. Both of these distinctions have been conferred on EP by the American Academy of Developmental Medicine and Dentistry (AADMD).

Material Agreements

(1) Printing Contract With Transcontinental Printing & Graphics, Inc. – This agreement was originally signed with Exceptional Parent magazine in 1999. It was for a five-year period, commencing October 1, 1999 and ending on October 1, 2004. In July 2004, it was extended for an additional five years to October 2009, in the form of a letter received from Transcontinental. It provides for the printing of our monthly publication, Exceptional Parent (EP) magazine.

(2) EBSCO (Elton B. Stephens Company) Publishing, Inc., License Agreement – We executed this agreement on October 1, 2005, but have not received an executed agreement from EBSCO Publishing, Inc. This agreement is for a 3-year term with successive one year renewals unless either party provides notice of non-renewal 90 days prior to the expiration of the present term. This agreement provides a license for the content of our publications to be disseminated by EBSCO Publishing, Inc. EBSCO agrees to pay us royalties, on a quarterly basis, equal to 20% of the net revenue collected on products sold by them.

(3) Vemics, Inc. Agreement – On December 8, 2005, we entered into an exclusive Strategic Marketing Alliance (the Agreement) with Vemics, Inc. (Vemics), whereby Vemics and EPGL undertook to jointly provide an Internet-based, live, online, interactive, TV-quality communications system for the delivery of educational/training content and business meetings. Pursuant to the Agreement, we will (i) market and resell Vemics services to our customers and sponsors in the special needs market; and, (ii) utilize exclusively the Vemics system in providing our customers and sponsors with Internet-based, live, online, interactive TV-quality educational/training content and business meetings. Vemics has appointed us to act as its exclusive global representative in this capacity, and has granted us an exclusive worldwide license to provide Vemics services, software, and documentation to our customers. Vemics will provide us with sales and marketing literature, as well as training sessions for our sales and technical personnel. Vemics will also provide customer support services to our customers and to us.  This agreement was extended for three additional years in December 2007.

(4) On November 28, 2006, the Company entered into an agreement with the United States Army for a U.S. Army Research Project, entitled the Exceptional Family Transitional Training Program (EFTTP), focusing on education and training in the developmental and special healthcare needs arena, particularly as it affects those living the military lifestyle. The contract, which was worth over $800,000, was paid in installments and was effective from December 1, 2006 through December 31, 2007. Under the terms of the agreement, EP Global Communications, Inc., worked with the U.S. Army, including an Advisory Board from the Army’s Family and Morale, Welfare and Recreation Command (FMWRC), as well as Army Exceptional Family Member Program (EFMP) managers, families, physicians, and allied healthcare professionals by providing a special monthly military section within Exceptional Parent (EP) magazine, developing and implementing a series of online Category I Continuing Medical Education (CME) live, online, interactive, TV-quality seminars on a variety of disability-specific topics, and by providing $13,500 worth of selections from EP Bookstore, delivered to eight Army installations to help them build special needs libraries for their families and staff.

(5)  On September 23, 2005, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $3,720,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our officer and director, Joseph Valenzano individually pledged 3,371,093 shares of our common stock.

In addition, we are to issue stock purchase warrants convertible into shares of our common stock on a one-for-one basis. The exercise price is $.15 and the term of the warrants is 5 years.

A private investment firm, Westminster Securities Corporation, based in New York City, received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing.

We received net proceeds of $3,000,000 under the terms of the securities purchase agreement which represents the total commitment for funding from the group identified above.

(6)  In August 2006, we completed a secondary financing agreement with NIR, LLC, by executing a securities purchase agreement with the following entities: AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $2,600,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the lesser of $0.05 or the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, we are to issue stock purchase warrants convertible into shares of our common stock on a one-for-one basis. The exercise price is $.01, and the term of the warrants is five years.

We have received net proceeds of $2,000,000 committed under the terms of the securities purchase agreement, which represents the total commitment for funding from the group identified above.

(7)  Upon commencement following a needs assessment meeting with representatives of the Department of Defense (DoD), Exceptional Family Member Program (EFMP), U.S. Army, USA Medical Corps, and other interested parties, EP Global Communications, Inc., implemented and distributed plan goals. Eight military installations with large hospital and rehabilitation facilities were identified as the target DoD recipients of this information, and these centers were key sites for measuring the effectiveness of this research undertaking. Beginning in January 2007, EPGL delivered its Annual Resource Guide to these eight pilot installations and to an additional eight military installations. In February 2007, EPGL began delivering copies of EP magazine to these same sixteen military installations, delivering these throughout all of 2007. As the word spread about the value of EP magazine as a resource for families and professionals, demand increased, and upon request of the Army a magazine redistribution plan was implemented, resulting in expansion of the outreach of EP magazine to 62 Army installations worldwide.

EPGL will continue to deliver the Resource Guide and magazines at these levels in 2008.

EPGL worked with subject matter experts and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD) to develop and execute six educational programs delivered via live, online, interactive, TV-quality technology through EPGL’s Strategic Marketing Alliance with Vemics, Inc. These programs were available to EFMP families, Army Medical Staff, and others in the arena of developmental disabilities. Five of the programs offered Category I Continuing Medical Education (CME) credits for physicians.

EPGL was approved for a continuation of its contract with the U.S. Army, for $799,005, beginning November 26, 2007 and running through November 25, 2008.

Presently, EPGL has been informed that other branches of service, specifically the U.S. Marine Corps and Navy, along with the Air Force as well as the Coast Guard have expressed interest in working with EPGL on programs similar to those implemented under the EFTTP with the Army. It is anticipated that work will commence on this project with funding from the DoDEA and USMC in May or June of 2008.

In addition, EPGL has submitted a request to the House Appropriations Committee for $5.0 million in funding to broaden its work to all branches of the military as well as the National Guard and Reserves. Our CEO was recently asked to serve as part of the newly created Department of Defense Center for Excellence (DoDCE) in the areas of traumatic brain injury (TBI) and post-traumatic stress disorder (PTSD) for active-duty as well as retired veterans. The DoDCE was created by a Congressional Appropriation of $900 million, with broad responsibility and authority to deliver the very best possible care for wounded warriors impacted by these conditions.

Governmental Regulation

Our business is not subject to any governmental regulations.

Intellectual Property

We do not have any patents. We have registered trademarks for the following: Exceptional Parent; Disability Awareness Night (DAN™); EP Symbol of Excellence; EP Global Communications, Inc.; and Disability World Communications.

Employees

As of December 31, 2007, we have 28 full-time employees and 6 part-time employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into an employment agreement with our chief executive officer and director.

ITEM 2.  DESCRIPTION OF PROPERTY.

We consolidated our office space in 2006 into one central location from which our business is conducted. We currently operate our business from one (1) corporate office located as follows: (1) corporate headquarters at 416 Main Street, Johnstown, Pennsylvania 15901, telephone number (814) 361-3860. The lease agreement for this space is from December 1, 2006 through December 31, 2009. The monthly base rent payment for the initial year of the lease is $3,400. During the previous year, our monthly rent payments for base rent and additional rent were approximately $7,500 per month. This lease is in the name of EP Global Communications, Inc., doing business as Exceptional Parent (EP) magazine, our wholly owned subsidiary. In August 2006, the Company’s office space was consolidated, merging the former New Jersey location with the Johnstown location, into the one (1) office in Johnstown, representing a significant savings in rent and overhead costs. In December 2006, the Johnstown office was relocated from 551 Main Street, Johnstown, to its present location at 416 Main Street, Johnstown, resulting in additional rent and overhead cost savings. EPGL also has a lease for one (1) apartment located as follows: (1) apartment at 335 Bloomfield Street, Apartment #3, Johnstown, Pennsylvania 15904. The lease agreement for this space was from January 16, 2007 through December 31, 2007, with automatic yearly renewals This apartment serves as a cost-saving measure for offsite employees who need to travel to and do business in the Johnstown office at various times during the year. The fixed monthly cost of this rental unit was $495, with $500 having been initially paid as a security deposit, refundable in total at the end of the lease term if no damages have been incurred. This investment allows EPGL to avoid variable and expensive hotel costs.

ITEM 3.  LEGAL PROCEEDINGS.

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

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140. This case was commenced on December 17, 1999. Psy- Ed is the plaintiff and counter-claimants in this case. The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination. and successfully defended itself in three separate appeals made by Ms. Schive alleging that the Company and its President and CEO “discriminated against people with disabilities, especially people who were deaf” and that “the CEO orchestrated the relocation of the office from Brookline Massachusetts to New jersey for the purpose of terminating her employment”.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD. Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the company was terminated for cause in August of 1997. He filed a complaint with the Massachusetts Commission Against Discrimination in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had retaliated against him because of his support for Kimberly Schive.

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

During the non-jury trial held in June of 2006, eight of Klein’s ten claims against the Company were dismissed. The Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note. The balance on that note was approximately $124,000. The Company intends to rigorously defend against the decision and to date no decision with regard to any award of damages has been made, although a four and one half hour hearing on all positions regarding these matters was held on January 4, 2008 with no decision being reached.  During that hearing, attorney’s for the Company presented oral arguments in support of motions for entry of judgment in favor of the Company, Mr. valenzano and all former and present directors on all counts or, in the alternative, for a new trial.  Company counsel also opposed the motions of Stanley Klein and Kimberly Schive for entry of judgment in their favor without the need for further proceedings concerning damages or attorney’s fees.  The attorneys for Schive have specifically sought an award of $426,661.31 for attorney’s fees and $125,000 in compensation for her alleged emotional distress.  Attorney’s for Klein petitioned the court for an award of $124, 174.71 in principal on the portion of the Psy-Ed promissory Note that remained unpaid (an amount that is incorrect and disputed) plus interest from December 31, 1999 as well as $125,000 in emotional distress and $527,962.73 in attorney’s fees.  Company counsel argued on behalf of the defendants that it would be procedurally and substantively improper to award the plaintiffs these amounts.  The matter is now under advisement by Judge Sandra Hamlin.  Counsel for the Company is unable to render an opinion concerning how Judge Hamlin will resolve the motions for judgment in favor of the defendants and third-party defendants, nor, should some or all of those motions be denied, how the court will resolve the motions for judgment submitted by Klein and Schive.  It is the Company’s position that it will prevail with respect to any adverse findings although it is impossible to assert at this time that there is any certainty with respect to this position.

Other than noted above, there is no litigation pending or threatened by or against us at December 31, 2007.

Heath & Associates and EP Global Communications, Inc.

American Arbitration Association Case No. 13 147 E 00538 08

The underlying demand for arbitration was filed by Heath & Associates (“Heath”) an independent sales contractor on or about March 3, 2008.  Heath alleges sales commissions due from EP in the amount of $61,804 arising out of EP’s alleged breach of two Advertising Sales Representation Agreements (“Agreements”) between Heath and EP dated September 13, 2005 and October 1, 2006, respectively.  EP maintains that the Agreements were lawfully and properly terminated for cause by EP.  EP further maintains that the demand from Heath is excessive, inaccurately and improperly computed and inappropriate.  In addition, while early discussions involved an offer by the Company of a far lesser amount as a settlement, that offer was withdrawn once it became clear that Heath was threatening arbitration.  Further, once the independent sales agreement was terminated for cause, The Company’s positions is that no commissions are due and owing.

EP has accordingly filed an Answering Statement in the arbitration.  EP’s Answering Statement includes Counterclaims for defamation and tortuous interference against Heath and its principal, James Heath, based on the financial damage and damage to the reputations of EP and its principals, including but not limited to EP’s CEO, Joseph M. Valenzano, Jr., arising out of various false and slanderous statements made by Heath  EP maintains that such actions caused the resignation of one of EP’s most influential contributing writers in the assistive technology field and the loss of directly associated advertising revenue and was damaging to the strategic relationship with its on line interactive partner, Vemics, Inc. by virtue of slanderous and untrue comments made to Vemics, Inc employees and executives.  EPGL intends to aggressively present the facts and evidence it has, including witnesses who directly heard Mr. Heath’s remarks and believes it will prevail in the arbitration proceeding and in its Counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders in the fourth quarter of the Company’s fiscal year.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “EPGL.” Our common stock has been quoted on the OTC Bulletin Board since December 15, 2004. The following table sets forth the range of high and low bid quotations for each of the four quarters of calendar years 2006 and 2007. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

 High

         Low

2006	First	$.04	$.009
2006	Second	$.020	$.005
2006	Third	$.011	$.005
2006	Fourth	$.013	$.002
2007	First	$.006	$.002
2007	Second	$.003	$.0014
2007	Third	$.002	$.0005
2007	Fourth	$.0013	$.0002

Holders

As of March 26, 2008 in accordance with our transfer agent records, we had 167 shareholders of record. Such shareholders of record held 484,618,753 shares of our common stock.

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

Fiscal Year 2007 – The Company did not issue any  unregistered restricted securities in 2007

.

Equity Compensation Plan Information

The following table sets forth certain information as of March 26, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Operating Activity

EPGL is on the brink of its most expansive growth in its 37-year history, with never-before streams of revenue and innovative projects under way that will globally impact, far into the future, what is done for people with disabilities and special needs and for the families, professionals, and other support people who care for them. We believe that a key result of these initiatives will be the continued worldwide evolution of the awareness of the abilities and potential of people with disabilities and special needs. We anticipate that EPGL’s cutting-edge education outreach and multiple forums for communication (e.g.: EP LiveOnline™; and Search & Respond in EP magazine and on the new, expanded EP Web site, www.eparent.com,) will continue to establish links among families and professionals to enhance knowledge bases regarding specific disabilities and to provide the most up-to-date strategies for optimizing individual lives and well-being.

Management intends to expand EPGL’s 37-year heritage of providing Information That Matters from People Who Care to the community of those with disabilities and special needs. EP magazine represents the foundation of all that we do. Most of our efforts up to the beginning of 2008 have been directed to this purpose. Our focus is entirely in the arena of chronic long-term conditions, not disease states. The significance of this is that diseases for the most part can be cured with various medical interventions and surgery. Chronic, life-long conditions are different. There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society. A corollary to this is to increase awareness of all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is an underpinning of everything we do.

In 2007, we completed the investment, building and implementation of a dynamic growth strategy to increase revenues and profitability for 2008 and beyond, with a three-point initiative:

1.

Emphasize our core publishing operations, including advertising, subscription growth, and the development of our custom communications and special project capabilities. Augment our staff in this arena and invest in building credible databases.

2.

Increase growth of our Strategic Marketing Alliance with Vemics, Inc., called EP LiveOnline™, diversifying from the clinical and medical arenas into financial planning, education, assistive technology, and augmentative communications and mobility, as well as human resource management. Expand the network of sites we have been building and diversify into other areas besides healthcare. Continue to expand the U.S. Military program as a major focus of our activities.

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

Management forecasts significant growth beginning in the second quarter of 2008 for EPGL’s core services, consisting of ad revenue, custom communications, and EPGL special project segments, as well as our innovative, online, interactive educational programs. Examples of our growth to date and future plans follow:

Special Projects

Disability Awareness Night™ (DAN™) – The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox. In 2003, participation expanded to 14 teams. In 2004, we grew to 27 teams, and in 2005 we held DAN™ events in 31 stadiums, including the Hall of Fame Game in Cooperstown, New York. In 2005 and 2006, we experienced the participation of our lead sponsor Massachusetts Mutual Life Insurance Company (MassMutual) whose SpecialCare program has made a significant contribution to the field of disabilities and whose financial commitment to the DAN™ Program has been substantial. We also benefited from additional sponsorship provided by other national entities such as Genzyme, Shire Pharmaceuticals, CVS and Volvo. In 2007, we secured the contractual participation of our National DAN™ Sponsor, Massachusetts Mutual Life Insurance and three other regional sponsors, and we believe we will surpass revenues achieved in prior years. In 2008, MassMutual has already renewed its sponsorship, and we believe we will exceed the number of regional and local sponsors we generated in 2007.

EP LiveOnline (EPLO): Educational Online Programming – Beginning in December 2005 and through 2007, we launched live, online, interactive, TV-quality educational programs under unrestricted educational grants from major pharmaceutical companies and other sources. In 2007, we contracted to implement a minimum of six programs on spasticity management, and delivered these seminars., plus others dealing with topics such as epilepsy, attention deficit/hyperactivity disorder (ADHD), autism spectrum disorders (ASD), respite care, and asthma and obstructive airway disease.

United States Military: Exceptional Family Transitional Training Program (EFTTP) – In late 2006, we executed a U.S. Army Cooperative Research Agreement entitled the Exceptional Family Transition Training Program (EFTTP). EPGL’s purpose and outcomes through its expansion to include the United States Military have been realized in this first year of a special project. EPGL’s plans for expansion and additional outreach are already under way.

EPGL’s purpose in launching the EFTTP was to increase unit readiness and decrease the stress affecting Army servicemen and servicewomen and their families by providing information, resources, and support for people with disabilities and special needs and all those who participate in their care and development. In late 2006, we executed a U.S. Army Cooperative Agreement, entitled the Exceptional Family Transitional Training Program (EFTTP), for an appropriation of $830,650, all of which was received by July 2007. These funds were used to provide education and informational programs for military families caring for loved ones with disabilities and special needs on eight selected pilot installations around the world, as well as for the delivery of Continuing Medical Education (CME) credits, via accredited online, interactive programs, to Army Medical Corps physicians and allied healthcare professionals (nurses, occupational therapists, physical therapists, rehabilitation specialists, etc).

The funds were used to deliver three measurable efforts on behalf of Army families and healthcare professionals caring for children and adults with disabilities and special needs, including soldiers returning from Iraq and Afghanistan with limb loss and other disabling conditions. These efforts included the following:

•

Great progress was made on the development and delivery of very specific educational curriculum used for training purposes of Army Medical Corps Staff – physicians, nurses, occupational and physical therapists, and speech and language pathologists – and families and caregivers in the arena of developmental disabilities. This curriculum included six seminars delivered to eight major Army installations with significant teaching hospital facilities. It was facilitated by EPGL’s contacts in the Army Exceptional Family Member Program (EFMP), science and medicine, and education and training, as well as parents around the world. The programs were offered in collaboration with accreditation entities provided by various major medical schools and professional medical societies such as the American Academy of Developmental Medicine and Dentistry (AADMD) and Rady Children’s Hospital San Diego. The first of these programs, Give Me a Break! A Family Guide to Respite, was presented on July 9, 2007, during the EFMP Managers Training held in conjunction with the Military Child Education Coalition (MCEC) Conference in Kansas City, Missouri. This respite care seminar was received with strong enthusiasm and a request for a part-two portion of the program, which we hope to offer in the near future.

•

The seminar was recorded live during its presentation at the EFMP Managers Training session, and is available on EP’s Web site (http://www.eparent.com) via streaming video. An additional five seminars were delivered to the military audience as well as to others interested in attending these topical programs. In September, EP LiveOnline (EPLO) presented the two-part seminar ADHD Part I: The Diagnosis, Treatment, and Management of Attention Deficit Hyperactivity Disorder (ADHD) in Children and Young Adults and ADHD Part II: Psychosocial Issues That Impact on the Overall Management of ADHD in Children and Adults, In October, EPLO presented Autism Part I: The Early Warning Signs, Diagnosis, Intervention, Treatment, and Management of Autism Spectrum Disorders in Infants, Children, and Young Adults and Autism Part II: Psychosocial Issues That Impact on the Overall Management of Autism Spectrum Disorders in Children and Young Adults. EPGL wrapped up its special military seminars in December, with Asthma and Air Flow Obstruction: Challenges, Prevention, Treatment, and Coping, providing information about the latest treatment options for asthma and air flow obstruction. A powerful additional benefit of these programs through our military project is that civilians, as well as military families and personnel, have benefited from these efforts because the programs are distributed simultaneously to all interested individuals, organizations, professional medical societies, and various other entities with whom EPGL works. The content remains the proprietary content of EPGL and is disseminated simultaneously to our various networks built over the past year. It is then all stored for archive access on the EP Web site (http://www.eparent.com).

•

Each of the eight major Army installation pilot sites received their shipment of disability-specific titles from the EP Bookstore. Each installation was able to select from among the over 2,500 titles available at the EP Bookstore to stock their libraries and reference centers with materials for the families that they serve who are caring for loved ones with special needs.

•

The EP January 2007 Annual Resource Guide included a Special Army Section, entitled Community of One ~ From Our Families…To Your Families. In addition, the 2007 Annual Resource Guide was the largest issue/reference tool ever published by EPGL, and included guide tabs as well as advertising-supported special inserts. Most importantly, Dr. Margaret Giannini, Director of the Office on Disabilities for Health and Human Services (HHS), specifically requested that EPGL print and publish a Consumer Edition of the People’s Piece of the Surgeon General’s Call to Action to Improve the Health and Wellness of Persons with Disabilities. We did exactly that with funding from Massachusetts Mutual Life Insurance Company. Work was completed on the now-published EP 2008 Annual Resource Guide, with an expanded military section that includes special needs resources contact information for the U.S. Army, Marine Corps, Navy, Coast Guard, and Department of Veterans Affairs centers. This helped to increase EPGL’s efforts on behalf of U.S Military families and healthcare professionals. EPGL informed and supported military families with its special monthly military section that appeared through December 2007 and that will continue to appear in each issue in 2008.

EPGL discovered that personnel at Army installations that were not direct pilot or magazine sites in the EFTTP were talking with their counterparts at the pilot and magazine sites and expressing a desire to receive EP magazine for their EFMP families. Some of the pilot and magazine installations shared their magazines, yet there were still installations that wanted the magazine that were not receiving it. EPGL spoke with the U.S. Army Advisory Board for the EFTT Program, and EPGL and the Advisory Board agreed on the desirability of a redistribution plan for the magazine to reach a broader audience. EPGL formulated a plan for redistribution that was implemented immediately – an additional forty-six Army installations received copies of the November and December issues of EP magazine as a result of this plan, totaling 62 Army installations receiving the magazine worldwide. The plan for distribution of the magazine moving forward with fiscal year 2008 continuation funding is worldwide delivery of the magazine to every Army installation that identifies a need for the magazine.

EFMP Managers have offered praise and thanks for the military insert in EP magazine, with feedback such as, “I have had nothing but positive comments in regard to the magazines,” from a U.S.-based EFMP Manager, and “Many of the installations were excited about the opportunity to receive the magazine. Thank you!” from a Germany-based EFMP Manager, in response to the information that additional installations in Europe would be able to receive the magazine through redistribution efforts. Long known for its quality content, EP magazine has been able to add an entirely new facet to its delivery of information and resources in its special military section. Providing invaluable knowledge on a variety of topics, EP has been able to inform military families and professionals about the five-phase Army Medical Action Plan (AMAP) implemented this year by the United States Department of the Army to improve medical care, services, and transition for wounded Soldiers and their families. Phase I was led by Brigadier General Michael Tucker, Deputy Commanding General of the North Atlantic Regional Medical Command and Walter Reed Army Medical Center. Families and healthcare professionals were also able to learn more about the Extended Care Health Option (ECHO), a supplemental portion of the TRICARE military healthcare program, available to active duty family members (ADFMs) who qualify based on specific physical and mental disabilities. Readers also learned about a new initiative of Health Net Federal Services, LLC, the government operations division of Health Net, Inc. On August 8, 2007, Health Net Federal Services launched its Warrior Care Support (WCS) Program, which directly connects severely injured or ill warriors and their family or care support members to a single point of contact for total healthcare support. Readers learned of a military family in San Antonio, Texas, with three children with autism, and of the steps that the children’s mother and father are taking to ensure that each of their children is able to achieve their full potential. A non-military mother called EPGL to request more information regarding a resource noted in the story. With the permission of the mother, EPGL was able to connect the two mothers so that they could share information. EP ran stories with tips for families experiencing a Permanent Change of Station (PCS) and the upheaval that such a move entails as well as an article with information regarding supporting children through trauma and loss. Also featured were stories about institutions of higher education taking special steps to help injured veterans return to college as well as the ever-expanding attention being given by the U.S. Military to the increased number of children with autism within its families.

These are just a few of the many articles and stories told within the pages of the military section of EP magazine, touching lives and helping military and non-military families to understand that they are not alone, and providing them with access to available resources and support.

In recognition of the tremendous contributions that veterans in all branches, reserve units, and corps of the U.S. Military have made, EPGL selected a special military cover for its November 2007 issue, during the special month when veterans are celebrated and saluted on Veterans Day.

Implementation of new plans for resource distribution began with the disbursement of funding from the fiscal year 2007 continuation funding through EPGL’s Cooperative Agreement with the U.S. Army.  The continuation funding under this cooperative agreement with the U.S, Army is $799,005. In addition to expanding distribution of EP magazine worldwide, EPGL also has increased the number of educational seminars offered, with input from military medical experts regarding healthcare issues that are most pressing for military families. Continuing Medical Education (CME) credits will continue to be available, with possible expansion to include Continuing Education Units (CEU) for allied healthcare professionals. EPGL is publishing a customized edition of EGPL’s Pocket Resource Guide for the U.S. Army. The Pocket Resource Guide contains all of the information listed in the Annual Resource Guide in a handy, pocket-sized edition. The Army customized edition includes a special military cover and a message on the inside cover from Army leadership. EPGL also is working to expand its resources and thus also make available a customized edition of the Pocket Resource Guide to the Navy, Air Force, Marine Corps, Coast Guard, and the National Guard and Reserve, if they choose this option. These, also, would include the option for a special military cover as well as a special message from branch or corps leadership. EPGL will also make available a special section in the middle of the guide for unique messages chosen by each particular branch, reserve unit, or corps. EPGL also plans to expand editorial coverage and page count in the military section to include all branches, reserve units, and corps of the U.S. Military, to ensure the broadest outreach and information sharing worldwide.

EPGL will be providing to the U.S. Army a detailed resource bank of facilities across the U.S. that provide respite care and resources to families and healthcare professionals, to be available online.

Recognizing the need for expanded awareness, care, and support for our servicemen and servicewomen returning from Iraq, Afghanistan, and other points of conflict with often severe, life-changing injuries, EPGL is in discussions to aid Wounded Warriors in the Army and Marine Corps, via pursuit of a separate funding stream. The Marine Corps has identified up to 18 different locations for the Wounded Warrior Project, a nonprofit organization whose mission includes the following goals: “to raise public awareness and enlist the public’s aid for the needs of severely injured service men and women” and “to provide unique, direct programs and services to meet their needs.” EPGL wants to provide education and resources for rehabilitation and trauma relief across the Departments of Defense and Homeland Security. It is our goal to help ensure that the concern expressed by the Wounded Warrior Project, that “the greatest casualty is being forgotten” does not occur to our returning veterans. We want to ensure that they have the best available healthcare to help them recover and rehabilitate as they reintegrate back into their communities and activities of daily living. Toward that end, EPGL is working with its contacts in the medical and scientific communities to develop programs that will support and enhance the efforts of the U.S. Military as it strives to address the unique needs of severely injured warriors, with physical and/or mental healthcare needs.

EPGL is developing large efforts in the areas of traumatic brain injury (TBI), post-traumatic stress disorder (PTSD), brain blast injury, anxiety, depression, stress, and stress management, and is accessing its resources to provide information regarding the latest assistive technology devices and equipment to assist with limb loss and impaired physical function. We are also working through channels to create a means for servicemen and servicewomen in the Wounded Warrior Project to receive copies of EP magazine, as a resource to assist them in their personal search for resources, available equipment, and support, as well as books from our EP Bookstore that can offer solace and sound guidance. Our President and CEO, Joseph Valenzano, has been invited to serve on a task force of the Department of Defense Center for Excellence (DoDCE) focused on TBI and PTSD.

EPGL has expanded its military team to include two sales representatives who are making contacts in both the military and civilian sectors, raising awareness of EPGL’s mission to help Wounded Warriors and the variety of children and adults within the military with special needs. EPGL plans to expand its ability to inform its readership of new products and services, education and employment opportunities, and recreational options for people with disabilities.

Impact of Online Seminars

EPGL’s reach for its military online seminars was global, spanned professions, and provided valuable accreditation to attending physicians. Over 5,500 registered individuals attended these six seminars from the U.S. Military. Most were families caring for loved ones with special needs, with the addition of a broad representation of healthcare professionals, including positions such as: ABA Therapist; Clinical Kinesiologist; Early Intervention Specialist; Educator; EFMP Coordinator; EFMP Manager; Licensed Mental Health Counselor; Nurse Practitioner; Optometrist; Pharmacist; Psychiatrist; Recreation Therapist; Researcher; School Psychologist; and Social Worker; and many others.

The number of physicians who requested CME credits through the seminars:

September 12, 2007: Autism – 10

September 19, 2007: Autism – 8

October 17, 2007: ADHD – 7

October 24, 2007: ADHD – 5

Total CME Requests: 30

Physician attendance was noteworthy across the six seminars. The approximate number of physicians who registered and attended the seminars live or via streaming video in the EPLO archive was:

July 9, 2007: Respite Care – 6

September 12, 2007: Autism – 44

September 19, 2007: Autism – 31

October 17, 2007: ADHD – 34

October 24, 2007: ADHD – 20

December 6, 2007: Asthma – 12

Approximate Physician Registrants for All Six Military Seminars – 62

              Total Approximate Number of Physicians Who Attended the Seminars to Date: 209

Registrants spanned the services in the U.S. Military and Homeland Security, from the Army, Navy, Marine Corps, and Air Force to the U.S. Coast Guard. There were 450 military registrants identified, although it is likely there were more since not all registrants included their location.

They also participated from all 50 states in the United States, as well as from the U.S. territory of Puerto Rico and other countries and areas worldwide, including Secundrabad, India; Uganda; Tønsberg, Vestfold, Norway; Surco, Lima, Peru; Skudai, Johor, Malaysia; Landstuhl, Germany; and Brisbane, Queensland, Australia.

Military Channel on EP Web Site

EPGL has been proud to offer not only its military section in each monthly issue of EP magazine, its Annual Resource Guide, online seminars, and books for the U.S. Military, but a special Military Channel on its Web site (http://www.eparent.com). This channel provides valuable links to important resources available to military families in a one-stop location. Links include the Web sites for all of the branches of the military; a government site with disability-related information and resources; Specialized Training of Military Parents (STOMP), a Parent Training and Information Center (PTI); Military HOMEFRONT, from the U.S. Department of Defense; and America Supports You, a site demonstrating the many ways that both everyday and celebrity Americans are proudly and passionately supporting their troops; as well as many other useful links. The channel incorporates articles on topics such as transitioning to adulthood, including available healthcare options, legal and financial considerations, academic and lifestyle considerations, community resources, and self-advocacy. There is also an interview with Dr. Rebecca Posante, the Department of Defense’s Program Manager for Special Needs, as well as helpful information regarding the Individuals with Disabilities Education Improvement Act of 2004. Another exciting feature is the streaming video for Give Me a Break! A Family Guide to Respite, the seminar about respite care so well received when it was presented during the EFMP Managers Training in conjunction with the Military Child Education Coalition (MCEC) conference on July 9, in Kansas City, Missouri. Families can read about a special program by Sesame Street to help children and families when a family member is deployed. They also can learn about TRICARE’s Wounded Care Support Program, which directly connects severely injured or ill Warriors and their family or care support members to a single point of contact for total healthcare support once a Military Treatment Facility (MTF) determines care will be best delivered within the civilian healthcare sector. And they can learn about a Department of Defense TRICARE report on autism and its ongoing assessment of available and covered treatments.

EPGL continues to expand its offerings through the military channel to help keep military families with special needs informed about their available resources and options. And, of course, this feature opens up opportunities for sponsorship from companies and defense contractors who have a vested interest in this arena.

EPGL at EFMP Managers Training and the MCEC Conference

EPGL’s Military Team attended the EFMP Managers Training and the Military Child Education Coalition Conference (MCEC) held in Kansas City, Missouri, in early July. In this venue, EPGL was able to offer the first in its series of six seminars offered for the Army. EPGL addressed respite care, a topic vital to military families with children with special needs, in Give Me a Break! A Family Guide to Respite. The seminar was received with enthusiasm, enlightening discussions, and requests for a part-two portion of the presentation, which EPGL hopes to make available in the future. Pre-conference activities attended by the military team included the training session for Exceptional Family Member Program (EFMP) Managers, School Liaison Officers (SLOs), and Family and Morale, Welfare and Recreation Command (FMWRC) personnel. Staff members from EPGL’s Strategic Marketing Alliance partner, Vemics, trained military personnel on the use of the Vemics system, a key tool made available to the eight pilot sites to enhance the ability of staff and families to benefit from the online, interactive educational seminars provided by EPGL. The training also allowed the opportunity for EFMP managers at the eight pilot sites around the world to, if they so chose, connect with one another, collaborate on building documents, and assist Soldiers and families transferring to new duty assignments. During pre-conference and conference sessions, EPGL’s military team members were able to gather information and extend their network to enhance their ability to tell the stories of military personnel and their families.

The EPGL military staff also provided an EFMP Manager EFTT Information DVD to EFMP Managers during the conference and in follow-up mailings after the conference. The DVD includes such vital resources as a list of Army Community Service offices in the U.S. Army worldwide as well as editorial content guidelines for military organizations and individuals who want to contribute their expertise via submission of articles for the military insert in EP magazine. The DVD also contains PDF copies of all of the military inserts run in EP magazine prior to the conference.

Our accredited online, interactive seminar capability and our Web site as well as our print and publishing capabilities were used for the EFTTP throughout all of 2007. We continue our efforts with the approved funding project for continuation of the program through November 25, 2008, at a specified level of $799,005, covering the continuation of the project with the Army. Based on the success of our programs to date, we also are making proposals for expansion of the program to the Navy, Marine Corps, and Coast Guard, and look forward to the possibility of development of this initiative for the National Guard and Reserves as well as the Civilian Corps of the U.S. Military. We are actively pursuing this expansion.

The outcomes of the EFTTP were measurable in attendance, distribution, and feedback. Under the EFTTP Agreement, EPGL began with eight pilot and eight distribution sites for a total of sixteen sites receiving its signature resource of EP magazine. Due to demand and upon request of the Army, magazine distribution was increased to 62 Army installations worldwide. EPGL also provided $13,500 worth of special needs titles from its EP Bookstore for the eight pilot installations and six online educational seminars: There were 5,500 registrants for its six military programs and 30 physicians requesting CME credits. EPGL’s special Military Channel on the EP Web site has had 86,000 hits since its May 2007 debut. One EFMP Coordinator described EFTTP’s impact: “From EP Magazine articles and EP LiveOnline Seminars, we are gaining a better understanding of disabilities, and therefore, it is easier for us to accept the responsibility, address special needs issues, and know what help is available in the military community and elsewhere.”

Our online seminar capability as well as our print and publishing capabilities were used for the EFTT program throughout all of 2007. The project also includes a continuation of the program in 2008, at a funding level of $799,005 for expansion to the Army. Based on the success of our programs to date, expansion of this initiative is possible to the other branches of the service (Navy and Marine Corps, National Guard and Reserves, as well as Civilian Employees of the U.S. Military), and we are actively pursuing this expansion.

Strategic Initiatives

Our platform for growth in part is due to a number of marketing joint initiatives that have been entered into allow EPGL to address target markets in a concentrated manner. Listed below are the key relationships we now have that are intended to result in additional revenue for the Company.

American Academy of Developmental Medicine and Dentistry (AADMD) – Agreement to co-produce online seminars in 2006, 2007, and 2008. No other entity has this opportunity. The AADMD is a professional medical society and fully endorses the work of EPGL and EP Global Communications, Inc. and Vemics, Inc. - Relating to technology exclusivity in healthcare.

Funds received from the EFTTP Appropriation have been used to provide ongoing education for military families and physicians caring for children with disabilities and special healthcare needs. We have hired veterans and staff to assist in the implementation of this project and expect expansion into other areas of the military with funding requests under way the Navy, Marine Corps, and National Guard and Reserves.

As of 2008, we have expanded our Disabilities Awareness Night™ (DAN™) programs, principally conducted in Major League Baseball parks from 2002-2007. Prior to this time, our programs were taking place in National Basketball Association (NBA) venues, Minor League Baseball parks, and Minor League Hockey arenas.

It should also be noted that further internal growth is expected to result from Exceptional Parent Magazine being designated as the official publication of the American Academy of Developmental Medicine and Dentistry (AADMD), a national organization of over 1,000 doctors and dentists who have dedicated their efforts to providing “best practices” advice to caregivers on how to medically and dentally care for the special needs individual. Beginning with the July 2005 issue of Exceptional Parent Magazine and continuing to the present, AADMD is providing articles for the magazine and the opportunity for physicians to secure up to 2 credit hours of Continuing Medical Education by completing a test that is to follow each article. Management believes that Exceptional Parent Magazine is the first consumer publication ever to offer Continuing Medical Education credits to physicians. Our relationship with the AADMD is in addition to relationships we enjoy with numerous disabilities groups throughout the United States as well as with medical societies such as the Child Neurology Society.

It should also be noted that our officer and director, Joseph M. Valenzano Jr. is the only non-physician to hold a board seat on the AADMD and Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD.

The funding received from the EFTT Army program has allowed us to increase our education and information programs to military families with special needs dependents and caregivers. It is our intent to build upon our existing relationships within the military community to bring timely and meaningful educational content in both print and on a web based delivery system to these families and also to the physicians charged with their care. In this regard, we have already begun the process of exploring ways in which we can deliver high quality educational content focused in the chronic disability and special needs area in cooperation with eight military bases all of which have large scale teaching hospitals and medical facilities. These include Walter Reed Army Medical Center, Brooke Army Medical Center, Madigan Health Center at Fort Lewis Washington, Fort Campbell, Kentucky, Fort Bragg, North Carolina, Tripler Medical Facility in Honolulu, Hawaii and Fort Drum, New York along with and the Uniformed Medical Services School in Bethesda, Maryland. This initiative resulted in increased revenue of $830,650, recognized in 2007 from subscriptions, online interactive training sessions and custom communication sales. We would account for all revenues consistent with existing accounting policy which is to identify revenue streams consistent with our core services which are subscriptions, page advertising, and special projects/custom communications and online web-based programming. We would also identify these revenue streams as being generated from military funding so as to distinguish the revenue streams from those funded by private sponsorship.

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

We continue to provide education regarding Mobility, including the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility Products, which we publish each year. NMEDA is the leading national authority on mobility products and services.

We have revamped our sales force with the hiring of two new sales representatives, one who covers the Western territory, and is based in Austin, Texas, and the other who covers the Eastern territory, and is based in West Milford, New Jersey.

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

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums: This program generates revenue. Each of these DAN™ Events, at Major League and Minor League Baseball stadiums and at New Hampshire International Speedway (NHIS), is sponsored on a national basis by a leading sponsor, MassMutual Financial Group followed by regional and local sponsorships. In 2006, for example, total revenues from this effort aggregated approximately $400,000. We have already signed the sponsorship agreement with our lead sponsor for 2008 and are in negotiations for commitments from other sponsors that will yield revenues well in excess of $500,000 in 2007. This does not include any sponsorship revenues from other venues such as the NBA Games and NHL and Minor League Hockey Games.

EP Bookstore: The EP Bookstore houses approximately 2,500 disability-specific books, videos, tapes, and CDs dealing with a wide range of disability topics. We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

The bulk of our bookstore has been built through negotiating with third-party publishers such as Baker & Taylor, Inc. and McGraw-Hill. This has been done over a period of years and with great selectivity and sensitivity. We evaluate the extensive titles published by other book publishing companies and inquire about their sales. Based on the intelligence we obtain, we approach these companies, which roughly number about 90, and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals, and objectives.  All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences, whether consumer or professional in nature. We have this expertise and we went about building our inventory of titles in specific disciplines. In the process of building this inventory, we place importance on understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, Web site, and contacts within disability organizations and professional medical societies as well as via distribution and sales at trade shows and conferences. The EP Bookstore also consists of book titles we own outright and exclusively. Examples of such titles include: No Apologies for Ritalin, by Bhushan Gupta, MD; and Patient Persistence, by Adele Gill, RN, and approximately five other titles. None has a material impact taken individually or collectively, but the profit margins earned on these sales are approximately 30% while the profit margins on other titles are in the vicinity of 10%. Our decision to have a stake in book publishing is based on the fact that we receive countless numbers of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multimedia publishing activities in print or online. We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year, with profit margins on the order of 15%.

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

EP LiveOnline (EPLO) – Educational Online Programming: Another element in our product mix is the EP LiveOnline interactive, TV-quality, educational seminars. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty such seminars over the past three years, and are now offering these with professional medical societies such as the AADMD. The fact that all of these seminars offer Category I Continuing Medical Education (CME) credits for physicians, usually without fees, coupled with the fact that they do not have to travel but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic, life-long conditions as we do. In addition, we do this by offering live, online, real-time interactive, TV-quality delivery, utilizing proprietary software with delivery via the Internet. We expect to conduct over 24 such seminars in 2008 in combination with our military initiative.

Liquidity and Capital Resources

In August 2005, we condensed all loans and advances made by Joseph Valenzano, our officer and director, into an interest bearing note of $225,000 reflecting all advances made to us as through August 2005. The balance at December 31, 2005 was $108,342. The loan bears interest at the rate of 9.74% per annum and is payable on demand. It is an interest only loan. In 2006, Mr. Valenzano advanced additional funding, bringing his loan balance as of December 31, 2006, to $213,581.  The outstanding balance of Mr. Valenzano’s note at December 31, 2007 was $72,982.

As reflected in our financial statements, our liabilities are collateralized by our tangible and intangible assets. These assets, stated at their nominal historical cost do not provide adequate collateral for these liabilities. However, management believes that the historical cost of our assets together with the unrecorded value of the proprietary mailing lists, professional and consumer, editorial and library content (maintained in digital format) developed over our 37 years of publishing provides substantial collateral in excess of the amounts owed secured creditors.

On September 23, 2005, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we issued up to $3,720,000 in callable secured convertible notes which are convertible into shares of our common stock. The conversion price is based on the lesser of $0.12 or the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. In addition, our President, CEO and director, Joseph M. Valenzano, Jr. individually pledged 3,371,093 shares of our common stock. In addition, we issued stock purchase warrants convertible into shares of our common stock on a one for one basis with an exercise price of $.15 and the term of the warrants is 5 years. A private investment firm, Westminster Securities Corporation based in New York City, received a commission of $240,000 (8% of the net proceeds of $3,000,000) for arranging for this financing. We received $3,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the table below.

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

Two private investment firms, Westminster Securities Corporation based in New York City, and Dominick and Dominick, are to receive total commissions of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing.

To date, we have received net proceeds of $2,000,000 under the terms of the securities purchase agreement.

We have applied the funds received in the manner outlined in the table below.

Gross Proceeds Received	$ 2,000,000

Less - Use of Proceeds

Prorated Closing Costs and Fees	210,000
Pay Down of Trade Debt	263,000
Pay Down of Private Debt	65,000
Funding of Web Site Development; Staffing	20,000
Total Proceeds Utilized	558,000

Net Retained for Operating Expenses	$ 1,442,000

On October 1, 2007, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Private Equities (the “Investor”). Pursuant to this Investment Agreement, the Investor committed to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date. The Put Date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the Pricing Period. The Pricing Period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular put. During this time, we shall not be entitled to deliver another put notice.

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (the “Registration Agreement”). Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 80,016,826 shares of the common stock underlying the Investment Agreement within 15 days after the closing date. In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date.  Such registration statement was filed and declared effective in a timely manner.

With a revenue forecast of $4,700,000 in 2008, management believes that with the operational cash to be generated  from the 2008 military expansion to the other branches of the service, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecasted and the additional funding received will meet the liquidity requirements of EPGL for 2008; and, to the extent there is a shortfall, corrective action will be taken and the Company may use some of the available financing under its Equity Credit Line with Dutchess Capital, as discussed above.

At the present level of operations, working capital requirements to sustain operations approximates $375,000 per month.

Management believes that current cash flows coupled with the added liquidity of the EFTT contract financing is more than adequate to meet the ongoing needs of the Company, including implementing its plans for expansion.

Should 2008 forecast revenues trend toward 2006/2007 levels, any requirement for additional liquidity may be provided by a line of credit which the Company has secured. In addition, the current portion of trade debt is at a level where there is room, if necessary, for the Company to use this vehicle in the short term to provide liquidity to support operations while adjustments are considered to bring revenues back on plan. It should be noted that trade debt has been reduced from $600,000 (pre-funding) to under $200,000 (post-funding). The Company feels that its existing operations, bolstered by major contracts with the Army and Air Force and its growing DAN™ Program are more than sufficient to meet its financial obligations.

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations and beyond.

Results of Operations

Reflected in the tables below are comparisons of revenue and sales and general administrative expenses for the years ended December 31, 2007 and 2006, as well as commentary on significant variations noted between the periods. It should be noted that a downward trend in advertising and sales revenue has existed over the past several years and several initiatives are noted below to stem this loss in revenue.

Sales

Year Ended December 31,

	2007	2006
Revenue:
Advertising Revenue	$ 1,392,625	$ 1,581,369
Subscription Revenue	776,586	296,044
Online seminars	361,195	56,545
Book Sales	97,751	43,054
Special Projects	539,054	573,508
Other Revenue	106,454	15,484
Revenue	$ 3,273,665	$ 2,566,004

Sales for the twelve months ending December 31, 2007 as compared to the same period in 2006 increased, by approximately $707,000. The net increase was due to the U.S. Army Contract and the related increases in subscription revenue, Online Seminars and Book Sales. Advertising revenue decreased by $189,000 due primarily to a large turnover in advertising sales representatives. Plans are being introduced for 2008 to increase the number of sales representatives, allowing for smaller territories.  Additionally, bonus incentives will be introduced to all representatives, allowing for greater compensation and motivation.  The category of “Other Revenue” increased by $91,000, which was due to a sale of online equipment through our strategic alliance with Vemics, Inc. to the Pennsylvania Department of Education.

Operating Expenses Including Cost of Sales

Cost of sales in 2007 increased by approximately $193,000 as compared to 2006. The increase is primarily due to the increased cost of salaries and benefits.  The Company had hired three additional staff members to work with the U.S. Army Co-operative Agreement Contract..  Commentary on the significant variations in selling, general and administrative expense follows the table below.

Year Ended December 31,

	2007	2006
Selling, General and Administrative Expenses:
Salaries and Benefits	$ 1,343,171	$ 1,016,562
Legal	120,655	148,700
Office Expenses	185,192	258,766
Information Technology	65,073	57,936
Business and Administrative Travel	210,410	256,720
Consultants	150	30,121
Investor Relations	---	35,588
Sales and Marketing	48,063	30,525
Other Professional Fees	165,920	132,582
Other G&A	303,441	282,000
Selling, General and Administrative Expenses	$ 2,442,075	$ 2,249,500

Salary and benefits expenses increased by $327,000, partially as a result of the three hires previously mentioned..  Two members of this team have had previous military experience; and, the third member brings strong writing and editing skills.

Office expenses decreased by $73,000 as a result of the relocation of the corporate office in December of 2006. In addition, the former New Jersey office has been terminated.

Business and administrative travel expenses have been reduced by $46,000 due to management’s internal control efforts to book travel at least one month prior to actual travel dates.

Consultant and Investor Relation expenses have been eliminated, creating a savings to the Company of $65,000 in 2007.  Other Professional Fees have increased by $33,000 due primarily to increased accounting functions and time required by outside accounting firms.  This trend will reverse itself in 2008, as the Company has hired an accounting manager during 2007.

Taxes

We reflected no provision for income taxes for the year ended December 31, 2007 because of the availability of a significant net operating loss carried forward to offset any taxable income.

Debt Expenses

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values. The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $5,493,113 was recorded as a long term liability as of December 31, 2007. The convertible debt will be accreted to its face value of $6.3 million under the interest method until it is either converted or matures. As of December 31, 2006, the total accretion was $732,286.  We incurred debt issue costs of $524,000 relating to their convertible notes and will be expensed over the term of the convertible debt.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8A(T).   CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Management has concluded that certain aspects of the Company’s disclosure controls and procedures are, in fact, not effective at this reasonable assurance level as of the period covered because of the identification of two material weaknesses in our internal control over financial reporting which is identified below and which we view as an integral part of our disclosure controls and procedures.

Changes In Internal Controls Over Financial Reporting.

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a  deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Company determined that there were control deficiencies that constituted material weaknesses as described below.

•

There is inadequate segregation of duties in certain areas without sufficient compensating controls.

•

The company’s accounting software is currently being operated in a manner that permits previously recorded transactions to be edited and modified.

•

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing plans intended to remediate the internal control weaknesses and to strengthen our internal controls over financial reporting effective in the second quarter of calendar year 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information about our executive officers and directors.

Name	Age	Position
Joseph M. Valenzano, Jr.	63	President; Chief Executive Officer; and Director
Donald Chadwick	57	Director
James P. McGinnis	55	Chief Financial Officer; Vice President of Operations; Secretary; Treasurer
Matthew J. Valenzano	37	Publisher; and Vice President of Sales and Marketing
Dr. David Hirsch	61	Director
William Bleil	67	Director
Rear Admiral Raymond C. Smith	64	Director
Diane Jones	63	Director
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

Prior to his involvement with EP Global Communications, Inc and Exceptional Parent, Mr. Valenzano served as Vice President of Development for McGraw Hill, Inc. from 1970 through 1977; Vice President of Corporate Development for Elsevier–NDU in the Netherlands, from 1977 through 1980; Sr. Vice President of Finance for Playboy Magazine in Chicago, from 1980 through 1982; Executive Vice President of Operations for Medical Economics, from 1982 through 1988; and Executive Vice President of Finance and Chief Financial Officer for Thomson International Publishing, from 1988 through 1993.

Mr. Valenzano is a frequent speaker at conferences, organizations, and medical and dental associations serving people with disabilities, and is on the board of a number of disability organizations. He is the Founder and Member of the Board of Trustees of the EP Foundation for Education, Inc., an IRS-approved 501(c)(3) not-for-profit corporation. He has served as Chairman of the Executive Advisory Board for the Child Neurology Society and Child Neurology Foundation (CNF) and as a member of the board of directors for the CNF. He is currently Chairman of the Executive Advisory Board to the American Academy of Developmental Medicine and Dentistry and serves as a member of the board of directors of that prestigious professional society. He also serves on the board of directors of Community Rehabilitation Agencies (CMRA) of Tennessee and MOVE International.

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

In October 1998, Mr. Chadwick formed Cardinal Debt Associates, L.P. (Debt) and Cardinal Equity Associates, L.P. (Equity) which are business development companies providing capital to small growth oriented businesses. In September 2000, Debt provided a short-term loan and line of credit to Psy-Ed Corporation, a company that we undertook a transaction with in November 2003. In conjunction with the loan, Equity acquired a warrant position in Psy-Ed which has been exchanged as a result of the share exchange with East Coast Airlines (now EP Global Communications Inc.) for 220,754 common shares.

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

A pediatric physician, Dr. Hirsch specializes in caring for children with special healthcare needs. He is presently the Medical Director for Maricopa Health Plan, based in Arizona. He started this position in February 2005. In addition, he is also the Medical Director for Physicians Review Network, based in Arizona. He also started this position in February 2005. In addition he is presently the Medical Director for both Hacienda de Los Ninos (this position commenced in 1994) and Hacienda de Los Angeles Skilled Nursing Facility (this position commenced in 2001). From 1979 through August 2004, he was a partner in Phoenix Pediatrics, Ltd., located in Phoenix, Arizona.

He has worked with hundreds of children with disabilities throughout Arizona. Dr. Hirsch is a fellow and is actively involved in the American Academy of Pediatrics (AAP) as a member in the section on Neurology, Home Health Care and Developmental Disabilities. Dr. Hirsch received three degrees in engineering from Carnegie-Mellon University, Pittsburgh, Pennsylvania prior to earning his medical degree at the University of Cincinnati in 1975. In 1969, he received his Bachelor of Science in Mechanical Engineering; in 1970, he received his Master of Science in Mechanical Engineering; and in 1970, he also received his Master of Science in Biotechnology. From 1976 to 1978, he did his residency in pediatrics at the University of Michigan Affiliated Hospitals. Dr. Hirsch writes a monthly column called “Ask the Doctor” for Exceptional Parent and is active on several boards of foundation and non-profit organizations. He also serves as a member of Exceptional Parent’s Editorial Advisory Board.

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

Since its establishment in 1989, Mr. Bleil has been the President of First Presque Isle Corp. based in Erie, Pennsylvania. It was established to assist companies in obtaining financing through banks, subordinated debt structures and equity structures. Mr Bleil has acted in a part-time executive capacity for several businesses. All such businesses have been private companies.

He received a Bachelor of Science degree in Accounting from Gannon University in Erie, Pennsylvania in 1963.

Rear Admiral Raymond C. Smith, United States Navy (Retired) – Director

Rear Admiral Ray Smith is our director. He became a director in November 2003. He is the Chairman of our Compensation Committee.

Rear Admiral Smith, United States Navy (Retired) was a Navy SEAL for 31 years. During his four-year tenure as Commander of the 2300-men worldwide SEAL force, he raised personnel retention to a level three times the Navy average. As a Navy Captain, Admiral Smith led the Navy SEALS in Operation Desert Storm, conducting over 200 combat operations of strategic significance while incurring no casualties. Earlier in his career, Admiral Smith directed Navy SEAL training, generally considered to be the most challenging military training in the world. While in this position, Admiral Smith achieved the highest graduation rate in the 50-year history of the course (55%).

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

Diane Jones has made significant contributions to the United States Marine Corps family for the past several decades. A strong supporter of all military families and volunteerism, she serves as an honorary member of the Board of Directors of the Marine Corps/Law Enforcement Foundation, and has served on the Advisory Board of the U.S. Naval Services FamilyLine, the Armed Forces Association, the Armed Forces Branch of the YMCA, and the U.S. Marine Officers Wives Club. In 2002, the Marine Corps League selected Mrs. Jones as the recipient of the Dickey Chappelle Award.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending December 31, 2007, 2006, and 2005 whose salary and compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Annual Compensation	Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

Joseph M. Valenzano, Jr. (1)	2007	$200,000	0	0	0	0
President and CEO	2006	$200,000	0	0	0	0
	2005	$150,000	0	0	0	0

James P. McGinnis	2007	$75,000	0	0	0	0
CFO, Vice President of Operations, Secretary and Treasurer	2006	$60,000

Matthew J. Valenzano	2007	$84,000	0	0	0	0
Publisher, VP of Sales and Marketing	2006	$84,000	0	0	0	0
	2005	$81,000	0	0	0	0

Donald S. Chadwick (2)	2007	$0	0	0	0	0
Former Secretary and Treasurer	2006	$0	0	0	0	0
	2005	$6,200 (2)	0	0	0

Robert Salluzzo (3)	2007	$31,695	0	0	0	0
	2006	$85,000	0	0	0	0
	2005	$160,000	0	0	0	0

(1) In accordance with Mr. Valenzano’s employment agreement dated June 1, 2005, he is to receive an annual salary of $200,000. Due to our cash constraints, the actual monthly amount owed to Mr. Valenzano has not been able to be paid. Presently, Mr. Valenzano is being paid as if his annual compensation is based on an annual salary of $120,000, with an accrual being placed on our records for the monthly difference that is owed. In this regard, as of December 31, 2007, an accrual of approximately $162,798 is reflected on our records for amounts owed but not yet paid.

(2) As of May 5, 2006, Mr. Chadwick was no longer an officer of the company. In 2005, Mr. Chadwick received $4,500 in salary and $1,700 in consulting fees for preparing our tax returns. In 2004, Mr. Chadwick received $4,700 in salary and $1,300 in consulting fees for preparing our tax returns.

(3) As of August 1, 2006, Mr. Salluzzo was no longer associated as an employee with the company. In 2005, Mr. Salluzzo received $127,500 against a base salary of $160,000. Due to our cash constraints, the actual monthly amount owed to Mr. Salluzzo has not been able to be paid. Mr. Salluzzo had been paid as if his annual compensation was based on an annual salary of $90,000 with an accrual being placed on our records for the monthly difference that is owed. In this regard, as of December 31, 2006, an accrual of approximately $20,360 is reflected on our records for amounts owed but not yet paid.  As of December 31, 2007, the Company had satisfied and paid all deferred compensation due Mr. Salluzzo.

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal year ended December 31, 2007.

OPTIONS GRANTS IN PRESENT FISCAL YEAR (INDIVIDUAL GRANTS)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base Price ($/Share)	Expiration Date

None

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending December 31, 2007, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN

LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year- End($)(1) Exercisable/ Unexercisable

None

Employment Contracts

We presently have an employment agreement with Joseph Valenzano, our President and CEO and director. The summary of this employment agreement is as follows:

Effective June 1, 2005, we entered into an agreement with Mr. Valenzano to act as our President and Chief Executive Officer; and Publisher of Exceptional Parent Magazine. The term of the agreement expires on June 30, 2008. His compensation is as follows: (i) Salary: $200,000 per year from June 1, 2005 through May 31, 2006. For the periods June 1, 2006 through May 31, 2007 and June 1, 2007 through May 31, 2008, Mr. Valenzano’s base salary increases based on the Consumer Price Index increase in the preceding year for the New York/Metropolitan Area. Our Board of Directors may increase his base compensation based on its evaluation of his performance. The agreement acknowledges that Mr. Valenzano has voluntarily deferred a portion of his compensation owing him. The agreement requires payment of such compensation by no later than December 31, 2005. If third party financing is secured by us, we are required to pay such amount at such time. Even though we have recently received financing, such amount has not been paid to date; (ii) stock options: upon execution of the agreement, Mr. Valenzano received 1,500,000 options to purchase our shares of common stock at a price equal to the fair market value of our stock on the exercise date. The options are exercisable as cashless options. On each of the first and second anniversaries of the agreement, Mr. Valenzano shall receive an additional 500,000 options on the same terms as the original 1,500,000 (or an aggregate of 1,000,000 options); (iii) Mr. Valenzano will also be eligible to participate in an approved Incentive Stock Option Plan (which must be implemented by us no later than December 31, 2005); a cash incentive plan based on performance criteria negotiated by our Board of Directors or Compensation Committee no later than December 31, 2005; life and disability insurance policies. Finally, upon reaching age 65, Mr. Valenzano shall have the right to sell up to 50% of his equity holdings in us, to us at 80% of fair market value or other reasonable value. Mr. Valenzano’s employment may be terminated for cause. In addition, if he is disabled for 180  consecutive business days or 210 business days in a 270 business day period, the employment agreement shall be terminated. Mr. Valenzano can resign from his position with us at any time. If he is terminated based on his breach, there is a 2 year non-compete clause which prevents him from competing with us for a period of 2 years from such termination.

We maintain $1,000,000 of key man life insurance on the life of Mr. Valenzano. Based on our recent financing, we have purchased and have in force $3,000,000 of additional key man life insurance on the life of Mr. Valenzano. In the event of Mr. Valenzano’s demise, any insurance proceeds would be used to pay the outstanding balance remaining on the financing.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of March 26, 2008, of (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Joseph M. Valenzano, Jr	4,395,441(1)	.91%*
6 Pickwick Lane
Woodcliff Lake, New Jersey 07677

James P. McGinnis	0	0*
285 Ben Franklin Road
Indiana, PA 15701

Matthew J. Valenzano	223,144	.05%*
19 Caldwell Road
Hewitt, NJ 07421

Donald Chadwick	1,377,537 (2)	.28%*
403 River Oaks Drive
Rutherford, New Jersey 07070

William J. Bleil	1,483,340 (3)	.31%*
1521 South Shore Drive
Erie, Pennsylvania 16505

Raymond C. Smith	501,000	..10%*
179 Annandale Road
Pasadena, California 91105

David Hirsch	641,130 (4)	..13%*
602 West Ocotillo Road
Phoenix, Arizona 85013

Diane Jones	500,000	.10%*
1800 Dominion Crest Lane
McLean, VA 22101-4800

Current Officers and Directors as a Group (8)	9,121,592	1.88%

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

(3)	Mr. Bleil’s shareholdings consist of the following: 1,483,340 shares held individually.
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2005, we condensed all loans and advances made by Joseph M. Valenzano, Jr. our officer and director, into an interest bearing note of $225,000 reflecting all advances made to us as through August 2005. The balance at December 31, 2005 was $108,342. The loan bears interest at the rate of 9.74% per annum and is payable on demand. It is an interest only loan. In 2006, Mr. Valenzano advanced additional funding, bringing his loan balance as of December 31, 2006, to $213,581.  Mr. Valenzano’s loan balance as of December 31, 2007 is $72,982.

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

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A On October 11, 2007 we filed an 8K based on the Investment Agreement with Dutchess Private Equities Fund, Ltd..

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

10.12          Registration Rights Agreement for $3,720,000 Financing (2)

10.13          Cardinal Debt Associates, L.P. Promissory Notes (2)

10.14          Vemics, Inc. Agreement (3)

10.15          Child Neurology Foundation Joint Venture Agreement (3)

10.16          ProCirc Inc. Agreement (3)

14               Code of Ethics

16               Letter on change in certifying accountant (4)

31.1            Rule 13a-14(a)/15d-14(a) certification- Chief Executive Officer

31.2            Rule 13a-14(a)/15d-14(a) certification- Chief Financial Officer

32.1            Section 1350 certification - Chief Executive Officer

32.2            Section 1350 certification - Chief Financial Officer

  (1)   Filed with original SB-2 filing on October 20, 2005 (SEC File No. 333-129153)

  (2)   Filed with Amendment No. 1 to Form SB-2 on December 5, 2005 (SEC File No. 333-129153)

  (3)   Filed with Amendment No. 2 to Form SB-2 on December 30, 2005 (SEC File No. 333-129153)

  (4)   Filed with Form 8-K on February 3, 2006 (SEC File No. 000-30797)

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Audit Fees 2007:    $ 37,000

Audit Fees 2006:     $32,000

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

2007:    $6.285

2006:   $10,675

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. are:

$14,010

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

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

/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, Director

/s/ William Bleil William Bleil, Director

/s/ Donald Chadwick Donald Chadwick, Director

/s/ Dr. David Hirsch Dr. David Hirsch, Director

/s/ Diane Jones, Director Diane Jones, Director

/s/ Raymond C. Smith Raymond C. Smith, Director

Dated:	March 31, 2008

INDEX

F1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

EP Global Communications, Inc.

We have audited the accompanying consolidated balance sheet of EP Global Communications, Inc. and subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EP Global Communications, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania

March 31, 2008

F2

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

See accompanying footnotes to financial statements

F3

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

See accompanying footnotes to financial statements

F4

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

| | Years Ended December 31, 2007 | 2006 |
|---|---|---|
| Revenue: | | |
| Advertising revenue | $ 1,392,625 | $ 1,581,369 |
| Subscription revenue | 776,586 | 296,044 |
| Online seminars | 361,195 | 56,545 |
| Book sales | 97,751 | 43,054 |
| Special projects | 539,054 | 573,508 |
| Other revenue | 106,454 | 15,484 |
| Revenues | 3,273,665 | 2,566,004 |
| Cost of sales | 1,572,823 | 1,272,247 |
| Selling, general and administrative expenses | 2,442,075 | 2,249,500 |
| Depreciation and amortization | 248,288 | 187,096 |
| Costs and expenses | 4,263,186 | 3,708,843 |
| (Loss) from operations | (989,521) | (1,142,839) |
| Other expense: | | |
| Interest expense | (444,111) | (293,151) |
| Loss on sale/disposal of fixed assets | (2,194) | - |
| Other expenses | (446,305) | (293,151) |
| (Loss) before provision for income tax | (1,435,826) | (1,435,990) |
| (Loss) before minority interests | (1,435,826) | (1,435,990) |
| Net (loss) | $ (1,435,826) | $ (1,435,990) |
| (Loss) per common share - basic | $ (0.01) | $ (0.05) |
| (Loss) per common share - diluted | $ (0.01) | $ (0.05) |
| Weighted average common shares outstanding - basic | 186,138,894 | 28,235,068 |
| Weighted average common shares outstanding - diluted | 186,138,894 | 28,235,068 |

See accompanying footnotes to financial statements

F5

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

| | Total | Series A Preferred Stock Number of Shares | Series A Preferred Stock Value of Shares | Series B Preferred Stock Number of Shares | Series B Preferred Stock Value of Shares | Common Stock Number of Shares | Common Stock Value of Shares | Additional Paid-In Capital | Deficit |
|---|---|---|---|---|---|---|---|---|---|
| Balance at January 1, 2006 | $ (3,527,974) | 3,333 | $ 33 | 309 | $ 309 | 23,382,818 | $ 2,338 | $ 2,296,017 | $ (5,826,672) |
| Issuance of Common Stock for services (average of $.03 per share) | 7,659 | - | - | - | - | 245,000 | 25 | 7,635 | - |
| Issuance of Common Stock to discharge accrued liability (average of $.01 per share) | 2,500 | - | - | - | - | 250,000 | 25 | 2,475 | - |
| Issuance of Common Stock in connection with reduction of convertible debt (average of $.002 per share) | 51,605 | - | - | - | - | 25,800,000 | 2,580 | 49,025 | - |
| Issuance of Common Stock to Directors for services (average of $.005 per share) | 13,750 | - | - | - | - | 2,750,000 | 275 | 13,475 | - |
| Retirement of Common Stock in connection with a litigation settlement | (10,638) | - | - | - | - | (1,182,000) | (118) | (10,520) | - |
| Net Loss | (1,435,990) | - | - | - | - | - | - | - | (1,435,990) |
| Balance at January 1, 2007 | $ (4,899,088) | 3,333 | $ 33 | 309 | $ 309 | 51,245,818 | $ 5,125 | $ 2,358,107 | $ (7,262,662) |
| Issuance of Common Stock in connection with reduction of convertible debt (average of $.002 per share) | 188,922 | - | - | - | - | 312,242,327 | 31,224 | 157,698 | - |
| Net Loss | (1,435,826) | - | - | - | - | - | - | - | (1,435,826) |
| Balance at December 31, 2007 | $ (6,145,992) | 3,333 | $ 33 | 309 | $ 309 | 363,488,145 | $ 36,349 | $ 2,515,805 | $ (8,698,488) |

See accompanying footnotes to financial statements

-F6-

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

statement continued next page

F7

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

See accompanying footnotes to financial statements

F8

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

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

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiaries (“EP” or the “Company”), operates its primary business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).   .

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the informational needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 2,500 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals as well as families and caregivers all over the world.

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

F9

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.  As of December 31, 2007, Cash and Cash Equivalents were $124,058 which compares to $138,158 at December 31, 2006.

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

The Company has a major customer that comprised 20% and 16% of the Company’s revenue in the years ended December 31, 2007 and 2006, respectively.  A second major customer comprised 25% of the Company’s revenue in the year ended December 31, 2007.  There were no other customers that comprised greater than 10% of the total company revenues in those years.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $37,760 at December 31, 2007.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

F10

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

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

Advertising revenue, which consists predominantly of graphic and text displays, is recorded in the period corresponding to the presentation in the publication. Online services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.  The costs to develop this internet income are period costs and are expensed when incurred. Print publication advertising and circulation revenues are recognized, net of agency commissions, applicable discounts and estimated returns and allowances, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

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

Revenue from the production of online educational seminars for both the private sector and the Military is recorded at the time the seminar is conducted.

Book orders are received over the internet, telephone, and via the mail; revenue is recognized after the order has been fulfilled and shipped.

Special project revenue recognition occurs at the time of delivery of the product or service that constitutes the special project.  Special projects include such undertakings as custom communications as well as the Company’s “Disability Awareness Night” (DAN™) program.

F11

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

Cost of Sales

Cost of sales consist of direct costs that are associated with the production of income for a given business activity.  These costs include printing, design, circulation, fulfillment, salaries and benefits directly associated with production, the cost of books, the cost of tickets associated with the DAN™ program, and the costs associated with online seminars.

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

No compensatory options or warrants were granted during the years ended December 31, 2007 or 2006.  See Note 4 for discussion of warrants issued during 2005 in connection with a debt financing.

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

December 31, 2007

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating year ended December 31, 2007 and 2006 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) per share at December 31, 2007 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable and accrued expenses and notes payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

F13

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

New Financial Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that adoption of SFAS No. 157 may have on our consolidated financial statements

F14

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 may have on our consolidated financial statements.

FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward interest rate swaps, currency swaps, options and other conditional or exchange contracts. FIN 39 also permits offsetting of fair value amounts recognized for multiple contracts executed with the same counterparty under a master netting arrangement. In April 2007, the FASB issued FASB Staff Position FIN No. 39-1, “An Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which amends portions of FIN 39 to make certain terms consistent with those used in SFAS No. 133. FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts for the right to reclaim collateral assets or liabilities arising from the same master netting arrangement as the derivative instruments. Adoption of FSP FIN 39-1 did not have a material impact on our consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The impact of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not believe there will be a material impact from the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.  Management does not believe there will be a material impact from the adoption of SFAS No. 141(R) on our consolidated financial position and results of operations.

F15

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

In December 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 110 "Share-Based Payment" ("SAB 110"). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. Management does not believe there will be a material impact from the adoption of SAB 110 on our consolidated financial position and results of operations.

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

In the fourth quarter, 2006, the Company entered into an agreement with the United States Army for a U.S. Army Research Project entitled “Exceptional Family Training and Transitioning Program”, focusing on education and training in the developmental and special health care needs arena.  The contract, which was worth over $800,000, was paid in installments and was effective from December 1, 2006 through December 31, 2007.

In the fourth quarter 2007, the Company entered into a continuation agreement with the United States Army, to follow the same format as the previous year’s contract.  The continuation contract, which is worth $799,005, will be paid in four installments and is effective from November 26, 2007 through November 25, 2008.

The Company is continuing initiatives to produce significant increases in revenues and to enact cost reduction programs.

Reclassifications

Certain amounts reported for 2006 have been reclassified to conform to the 2007 presentation.  Such reclassifications had no effect on reported income.

2.  Property And Equipment

Property and equipment at December 31, 2007 consisted of the following:

 Depreciation expense for the years ended December 31, 2007 and 2006 was $85,844 and $66,538, respectively

F16

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

3.  Accrued Expenses

Accrued expenses at December 31, 2007 consisted of the following:

4.  Debt

Long-Term Debt

Long-term debt at December 31, 2007 consisted of the following:

F17

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

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

December 31, 2007

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,296,627 was recorded as a long term liability as of December 31, 2007.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of December 31, 2007, the accretion was $535,800, of which $257,684 was recorded in calendar year 2007 and $242, 916  was recorded in calendar year 2006; $35,200 in 2005.

If the obligation had been settled on December 31, 2007, the Company would have issued 18,314,596,255 shares of its common stock (with a fair value, based solely on the quoted market price per share as of December 31, 2007, of $5,494,379).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

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

December 31, 2007

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

Through December 31, 2007, the Company received proceeds of $2,000,000 under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.

A private investment firm received 8% of the amount loaned as the funds were received.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $2,196,486 was recorded as a long term liability as of December 31, 2007.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of December 31, 2007, the cumulative accretion was $196,486, of which $167,740 was recorded in calendar year 2007 and $28,746 was recorded in calendar year 2006.

F20

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

If the obligation had been settled on December 31, 2007, under the formula for conversion, the Company would issue approximately 12,202,700,554 shares of its common stock (with a fair value, based solely on the quoted market price per share as of December 31, 2007, of $3,660,810).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees, which are amortized over 36 months, as follows:

In the first quarter of 2008, the Company entered into discussion with the NIR Group, LLC with the intent of restructuring all of the Company's outstanding debt obligations to AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.  The intended restructuring is to, among other things, extend the current maturity date of all principal amounts due during 2008 for an additional two years.  It is expected that the Company and the NIR Group will formalize the restructuring through a revised financing agreement or an addendum to the current agreement within the next 60 days.

Short-Term Debt

There was no short-term debt at December 31, 2007; at December 31, 2006 short-term debt was $17,664.

5.  Related Party Transactions

Amounts due to shareholders at December 31, 2007 consisted of the following:

schedule continues next page

F21

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

The deferred compensation amount due the Chief Executive Officer represents unpaid compensation due him based upon the normal annual compensation that remains unpaid at the end of 2007. These balance is non-interest bearing.

Also, see Note 7 for information regarding common stock issued for services.

EP Foundation for Education

During 2007. EPGL entered into one transaction with the EP Foundation for Education.  EPGL provided necessary program development and implementation to the EP Foundation for Education for online seminars sponsored by  Allergan Pharmaceuticals.

EPGL received $70,000 from the EP Foundation for Education to prepare documentation and production,, to,design promotional material and identify physicians for participation in the program.

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

Through December 31, 2007, the Company has recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforward of approximately $2,200,776 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2026.

There is no provision for income taxes for the years ended December 31, 2007 and 2006 as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

F22

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

The provision for income tax on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

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

F23

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

7.  Stock Issued for Services

For the year ended December 31, 2007, the Company did not issue any of its common stock, except in connection with conversion if its debt.

For the year ended December 31, 2006, the Company issued 2,995,000 shares of the Company's restricted common stock to directors, employees and non-employees as stock-based compensation in the amount of $21,410, which has been recorded as an expense in the Company’s financial statements.  Of these amounts, 2,750,000 restricted shares ($13,750) were issued to directors of the Company (a related-party transaction).

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

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

As a result of the merger between East Coast Airlines and Psy-Ed Corporation certain shareholders of record with preferred stock were not identifiable and unknown.  The company presently believes that the possibility of redemption of these shares is extremely remote and therefore no accrual is deemed necessary.

F27

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

On October 1, 2007, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Private Equities (the “Investor”). Pursuant to this Investment Agreement, the Investor  commited to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date. The Put Date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the Pricing Period. The Pricing Period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular put. During this time, we shall not be entitled to deliver another put notice.

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (the “Registration Agreement”). Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 80,016,826 shares of the common stock underlying the Investment Agreement within 15 days after the closing date. In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date.  Such registration statement was filed and declared effective in a timely manner.

To date, we have not drawn any funds or paid anything on the Dutchess Line of Credit.

9. Commitments and Contingencies

Operating Leases

The Company has operating leases for temporary living space expiring in 2008, for office space expiring in 2009, and for office equipment expiring in 2008.  Total operating lease expense amounted to $54,000 and $115,600 in 2007 and 2006, respectively.  Subsequent operating lease payments are $53,950 in 2008 and $42,000 in 2009.

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

-F28-

Psy-Ed Corporation, d/b/a Exceptional Parent, Plaintiff v. Stanley D. Klein and Kimberly Schive, Superior Court in and for the County of Middlesex, in the Commonwealth of Massachusetts, Civil Action No. 99-6140; Counterclaims Brought by Klein Against Plaintiffs and Third-Party Directors (Kenneth Rossano, David Hirsch, MD, Robert Striano, Donald S. Chadwick, C. Kenneth Mehrling and Robert K. Hopkins, Jr.) of Exceptional Parent in Civ. No. 99-6140. This case was commenced on December 17, 1999. Psy- Ed is the plaintiff and counter-claimants in this case. The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination. and successfully defended itself in three separate appeals made by Ms. Schive alleging that the Company and its President and CEO “discriminated against people with disabilities, especially people who were deaf” and that “the CEO orchestrated the relocation of the office from Brookline Massachusetts to New jersey for the purpose of terminating her employment”.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD. Still pending are her claims for abuse of process and retaliation. The company and its attorney’s feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the company was terminated for cause in August of 1997. He filed a complaint with the Massachusetts Commission Against Discrimination in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had retaliated against him because of his support for Kimberly Schive.

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

During the non-jury trial held in June of 2006, eight of Klein’s ten claims against the Company were dismissed. The Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note. The balance on that note was approximately $124,000. The Company intends to rigorously defend against the decision and to date no decision with regard to any award of damages has been made, although a four and one half hour hearing on all positions regarding these matters was held on January 4, 2008 with no decision being reached.  During that hearing, attorney’s for the Company presented oral arguments in support of motions for entry of judgment in favor of the Company, Mr. valenzano and all former and present directors on all counts or, in the alternative, for a new trial.  Company counsel also opposed the motions of Stanley Klein and Kimberly Schive for entry of judgment in their favor without the need for further proceedings concerning damages or attorney’s fees.  The attorneys for Schive have specifically sought an award of $426,661.31 for attorney’s fees and $125,000 in compensation for her alleged emotional distress.  Attorney’s for Klein petitioned the court for an award of $124, 174.71 in principal on the portion of the Psy-Ed promissory Note that remained unpaid (an amount that is incorrect and disputed) plus interest from December 31, 1999 as well as $125,000 in emotional distress and $527,962.73 in attorney’s fees.  Company counsel argued on behalf of the defendants that it would be procedurally and substantively improper to award the plaintiffs these amounts.  The matter is now under advisement by Judge Sandra Hamlin.  Counsel for the Company is unable to render an opinion concerning how Judge Hamlin will resolve the motions for judgment in favor of the defendants and third-party defendants, nor, should some or all of those motions be denied, how the court will resolve the motions for judgment submitted by Klein and Schive.  It is the Company’s position that it will prevail with respect to any adverse findings although it is impossible to assert at this time that there is any certainty with respect to this position.

Other than noted above, there is no litigation pending or threatened by or against us at December 31, 2007.

-F29-

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

December 31, 2007

Heath & Associates and EP Global Communications, Inc.

American Arbitration Association Case No. 13 147 E 00538 08

The underlying demand for arbitration was filed by Heath & Associates (“Heath”) an independent sales contractor on or about March 3, 2008.  Heath alleges sales commissions due from EP in the amount of $61,804 arising out of EP’s alleged breach of two Advertising Sales Representation Agreements (“Agreements”) between Heath and EP dated September 13, 2005 and October 1, 2006, respectively.  EP maintains that the Agreements were lawfully and properly terminated for cause by EP.  EP further maintains that the demand from Heath is excessive, inaccurately and improperly computed and inappropriate.  In addition, while early discussions involved an offer by the Company of a far lesser amount as a settlement, that offer was withdrawn once it became clear that Heath was threatening arbitration.  Further, once the independent sales agreement was terminated for cause, The Company’s positions is that no commissions are due and owing.

EP has accordingly filed an Answering Statement in the arbitration.  EP’s Answering Statement includes Counterclaims for defamation and tortuous interference against Heath and its principal, James Heath, based on the financial damage and damage to the reputations of EP and its principals, including but not limited to EP’s CEO, Joseph M. Valenzano, Jr., arising out of various false and slanderous statements made by Heath  EP maintains that such actions caused the resignation of one of EP’s most influential contributing writers in the assistive technology field and the loss of directly associated advertising revenue and was damaging to the strategic relationship with its on line interactive partner, Vemics, Inc. by virtue of slanderous and untrue comments made to Vemics, Inc employees and executives.

EPGL intends to aggressively present the facts and evidence it has, including witnesses who directly heard Mr. Heath’s remarks and believes it will prevail in the arbitration proceeding and in its Counterclaims.

-F30-