Form 10-Q
period 2008-03-31
EP GLOBAL COMMUNICATIONS INC
filed 2008-05-15
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the           issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer [  ]                                      Accelerated filer [  ]

                Non-accelerated filer [  ]                                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

495,118,753 shares of $0.0001 par value common stock outstanding as of May 15, 2008.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION (Unaudited)

	Item 1. Financial Statements
	Consolidated Balance Sheets
	March 31, 2008 and December 31, 2007 (audited)	2-3

	Consolidated Statements of Operations
	Quarter ended March 31, 2008 and 2007	4

	Consolidated Statement of Stockholders’ Deficiency	5

	Consolidated Statements of Cash Flows
	Quarters ended March 31, 2008 and 2007	6-7

	Notes to Consolidated Financial Statements	8-29

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4T. Controls and Procedures	49

Part II	OTHER INFORMATION

	Item 1. Legal Proceedings	50-51

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

	Item 3. Defaults Upon Senior Securities	52

	Item 4. Submission of Matters to a Vote of Security Holders	52

	Item 5. Other Information	52

	Item 6. Exhibits	52

	Signatures	53

	Certifications

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

March 31, 2008

1.  Description of Business And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable SEC rules and regulations pertaining to quarterly financial reporting, and include all adjustments necessary for a fair presentation.  These statements should be read in combination with the consolidated financial statements and notes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the informational needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 2,500 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals, as well as families and caregivers all over the world.

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

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.  Cash and Cash Equivalents were $98,368 and $124,058 at March 31, 2008 and December 31, 2007, respectively.

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

The Company has a major customer that comprised 20% and 12% of the Company’s revenue in the quarters ended March 31, 2008 and 2007, respectively.  A second major customer comprised 19% and 14% of the Company’s revenue in the quarters ended March 31, 2008 and 2007, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those quarters.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $31,819 and $37,760 at March 31, 2008 and December 31, 2007, respectively.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

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

March 31, 2008

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

No compensatory options or warrants were granted during the quarters ended March 31, 2008 or 2007.

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

March 31, 2008

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

(Loss) Per Share

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year.  Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter ended March 31, 2008 and 2007 diluted (loss) per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted (loss) per share at March 31, 2008 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

Fair Value of Financial Instruments

For financial instruments including cash, accounts payable and accrued expenses and notes payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

New Financial Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006.  FIN 48 did not have an impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and did not have an impact on our consolidated financial statements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 did not have an impact on our consolidated financial statements.

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

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

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have any impact on our consolidated financial position and results of operations.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the settlement of its liabilities in the normal course of conducting business.

In the three most recent years, the Company has obtained cash from various debt financings to fund existing operations.  From September 2005 through January 2006, the Company used proceeds from a $3.0 million loan to repay a substantial portion of its debt and to provide for continuing operations through the third quarter of calendar year 2006.  In the third quarter of calendar 2006, the Company entered into another loan arrangement to provide proceeds of $2.0 million in the aggregate through November 2007.  (See Note 4.)

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

Reclassifications

Certain amounts reported for 2007 have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on reported income.

2.  Property And Equipment

Property and equipment at March 31, 2008 consisted of the following:

Depreciation expense for the quarters ended March 31, 2008 and 2007 was $8,522 and $21,500 respectively.

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

3.  Accrued Expenses

Accrued expenses at March 31, 2008 consisted of the following:

4.  Debt

Long-Term Debt

Long-term debt at March 31, 2008 consisted of the following:

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

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

March 31, 2008

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,339,299 was recorded as a liability as of March 31, 2008.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of March 31, 2008, the accretion was $601,983 of which $66,183 was recorded in the first quarter of 2008, $257,684 was recorded in calendar year 2007 and $278,116 was recorded in prior years.

If the obligation had been settled on March 31, 2008, the Company would have issued 27,827,493,316 shares of its common stock (with a fair value, based solely on the quoted market price per share as of March 31, 2008, of $5,565,499).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

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

March 31, 2008

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

Through December 31, 2007, the Company received all of the $2,000,000 proceeds under the terms of the securities purchase agreement. The funds were received in the amount of $500,000 upon signing the definitive investment agreements and $100,000 monthly thereafter.

A private investment firm received 8% of the amount loaned as the funds were received.

The convertible debt instrument bears interest at 10% per annum and is due beginning in August, 2009.

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $2,251,857 was recorded as a liability as of March 31, 2008.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of March 31, 2008, the cumulative accretion was $251,857, of which $55,371 was recorded in the first quarter of 2008, $167,740 was recorded in calendar year 2007 and $28,746 was recorded in calendar year 2006.

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

If the obligation had been settled on March 31, 2008, under the formula for conversion, the Company would issue approximately 18,765,476,038 shares of its common stock (with a fair value, based solely on the quoted market price per share as of March 31, 2008, of $3,753,095).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

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

Short-Term Debt

There was no short-term debt at March 31, 2008; at March 31, 2007 short-term debt was $12,760.

5.  Related Party Transactions

Amounts due to shareholders at March 31, 2008 consisted of the following:

schedule continues next page

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

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

Through March 31, 2008, the Company has recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforward of approximately $2,276,259 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforward expires beginning in 2010 through 2026.

There is no provision for income taxes for the quarters ended March 31, 2008 and 2007, as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

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

EP Global Communications, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2008

7.  Stock Issued for Services

For the quarter ended March 31, 2008, the Company did not issue any of its common stock, except in connection with conversion if its debt; for the quarter ended March 31, 2007, the Company issued $15,866 for services rendered.

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

March 31, 2008

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

March 31, 2008

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

March 31, 2008

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

March 31, 2008

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

9. Commitments and Contingencies

Operating Leases

The Company has operating leases for temporary living space expiring in 2008, for office space expiring in 2009, and for office equipment expiring in 2008.  Total operating lease expense amounted to $13,187 and $13,057 at March 31, 2008 and 2007, respectively.  Subsequent operating lease payments are $40,461 in 2008 and $42,000 in 2009.

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

March 31, 2008

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

March 31, 2008

Heath & Associates and EP Global Communications, Inc.

American Arbitration Association Case No. 13 147 E 00538 08

The underlying demand for arbitration was filed by Heath & Associates (“Heath”) an independent sales contractor on or about March 3, 2008.  Heath alleges sales commissions due from EP in the amount of $61,804 arising out of EP’s alleged breach of two Advertising Sales Representation Agreements (“Agreements”) between Heath and EP dated September 13, 2005 and October 1, 2006, respectively.  EP maintains that the Agreements were lawfully and properly terminated for cause by EP.  EP further maintains that the demand from Heath is excessive, inaccurately and improperly computed and inappropriate.  In addition, while early discussions involved an offer by the Company of a far lesser amount as a settlement, that offer was withdrawn once it became clear that Heath was threatening arbitration.  Further, once the independent sales agreement was terminated for cause, The Company’s position is that no commissions are due and owing.

EP has filed an Answering Statement in the arbitration.  EP’s Answering Statement includes Counterclaims for defamation and tortuous interference against Heath and its principal, James Heath, based on the financial damage and damage to the reputations of EP and its principals, including but not limited to EP’s CEO, Joseph M. Valenzano, Jr., arising out of various false and slanderous statements made by Heath  EP maintains that such actions caused the resignation of one of EP’s most influential contributing writers in the assistive technology field and the loss of directly associated advertising revenue and was damaging to the strategic relationship with its on line interactive partner, Vemics, Inc. by virtue of slanderous and untrue comments made to Vemics, Inc employees and executives.

EP intends to aggressively present the facts and evidence it has, including witnesses who directly heard Mr. Heath’s remarks and believes it will prevail in the arbitration proceeding and in its Counterclaims.

Other than noted above, there is no litigation pending or threatened by or against us at March 31, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

In this section, “Management's Discussion and Analysis of Plan of Operation,” references to “we,” “us,” “our,” and “ours” refer to EP Global Communications, Inc. (EPGL), and its consolidated subsidiaries.

Operating Activity

EPGL continues its expansive growth, capitalizing upon its 37-year professional history, with new streams of revenue and innovative projects under way that have the potential for significantly and positively impacting, far into the future, the kind of proprietary information and support vital to people with disabilities and special needs, and for the physicians, allied healthcare professionals, teachers, families, and other caregivers involved in their care and development. We believe that a key result of these initiatives will be the continued worldwide evolution of the awareness of the abilities and potential of people with disabilities and special needs. We anticipate that EP’s cutting-edge educational outreach programs and multiple forums for communication (e.g.: EP LiveOnline™; and Search & Respond in EP magazine and on the EPGL Web site (http://www.eparent.com)) will continue to establish links among families and professionals to enhance knowledge bases regarding chronic disabilities and to provide the most up-to-date strategies for optimizing individual lives and well-being.

Management intends to expand EPGL’s 37-year heritage of providing “Information That Matters from People Who Care” to the community of those with disabilities and special needs. Our award-winning EP magazine represents the foundation and core of all that we do. Most of our efforts and investment up to the beginning of 2008 have been directed to this purpose. Our focus is entirely in the arena of chronic long-term conditions, not disease states. The significance of this is that diseases for the most part can be cured with various medical interventions and surgery. Chronic life-long conditions are different. There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society. A corollary to this is to increase the awareness among all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is both the spirit and philosophy of our company.

Editorial

EPGL’s editorial team kicked off 2008 with the publication of its much-anticipated 2008 EP Annual Resource Guide, the introduction of several new series, an additional new sub-theme for the March issue, and with the conclusion of one of its most popular series, wheelchair transportation, which began in 2007. EPGL also welcomed two new contributing editors to the editorial team.

Monthly Editorial Themes and Feature Stories

The first quarter of 2008 included several informative guides and themes:

•

January:

2008 EP Annual Resource Guide

Bonus Assistive Technology Supplement

•

February:

Diet and Nutrition

•

        March:

                Schools, Camps, and Residences

The Arts and Music

The month of January saw the unveiling of the Annual Resource Guide, a 192-page yearly premier reference tool and a compendium containing an exhaustive list of national and international resources for families, caregivers, and professionals seeking information about a plethora of organizations, professional societies, and resources on general and specific disability-related topics. One of the items of particular significance this year is the addition of a thirteen-page listing of Canadian organizations. Highlighting EPGL’s global reach, the Resource Guide’s cover featured a view of the earth from space and its cover story was an eight-page report on the Special Olympics International Games recently held in Shanghai, China. The Resource Guide also included a bonus 32-page supplement entitled, The Consumer’s Guide to Assistive Technology.

This special insert included articles like, Making Assistive Technology a Part of Your Child’s Education and How AT is Expanding Work-at-Home Opportunities for People with Disabilities. It also featured highlights and registration information for Assistive Technology (AT) conferences occurring all over the United States in 2008. Assistive technology, an ongoing subject of interest to EP readers, is covered in various feature articles throughout the year as well as in two bonus supplements, the January supplement in the Resource Guide, and another that will run in the September issue. EPGL’s editorial and sales teams communicate regularly about AT content slated for the magazine’s upcoming issues and AT companies that are advertising in the pages of EP. This two-way communication aids both teams, and ultimately EP’s readership, as companies highlighted in editorial content often also choose to advertise in EP and vice versa, companies that advertise in EP often have programs, products, and services that have excellent editorial angles and become stories in EP. The Resource Guide also featured a three-page feature at its conclusion, a teaser of topics, series, and special features slated for EP in 2008.

February’s Diet and Nutrition issue included informative articles like Snacking Smarts for the New Year and Medication-Nutrient Interactions and Individuals with Special Healthcare Needs. February also featured the final installment of the popular and highly informative seven-part Wheelchair Transportation Safety Series. Two series continued in February: the Medical Home Series with an article on Special Education as it applies to the Medical Home and the Feeding and Swallowing series with information on pediatric gastroesophageal reflux (GER). February also saw the beginning of the Aquatics Therapy and Recreation series. The first installment of twelve was entitled, Water – The Ideal Learning Environment. Also particularly noteworthy in February were articles on sensory disorders and the monthly Insight on Federal Policy column, which introduced readers to the National Instructional Materials Accessibility Standard (NIMAS), a provision of the Individuals with Disabilities Education Act 2004 (IDEA). NIMAS is designed to maximize access to the general education curriculum for children who are blind or have other print disabilities through the timely provision of accessible instructional materials created from NIMAS source files.

The month of March 2008 focused on Schools, Camps, and Residences and a new theme, Music and the Arts, was added. Slippery Rock University and Friends’ Discover Camp were two of the programs highlighted. Attention was also given to a new developmental learning center (DLC) for people with autism spectrum disorders that recently opened in Warren, New Jersey. EPGL’s Senior Editor visited the DLC-Warren and describes the facility as “a public school program based on the principles of applied behavior analysis (ABA) … designed to bring ‘real-world’ experiences indoors, creating a community within a self-contained, structured environment. This unique facility features a mock bank, grocery store, hardware store, etc., where program participants can learn to function socially in true-to-life settings before testing their skills in the real world.” Under the secondary theme of Music and the Arts in March were articles like Tapping the Magic of Musical Theater for Exceptional Children and Shakespeare with Heart. EP also reported on the first-ever Independence Starts Here Philadelphia Disability Arts Festival, a month-long initiative in the City of Brotherly Love that highlighted the work of artists, musicians, and performers with disabilities on a citywide basis. The Medical Home Series continued in March, as did the Aquatics Therapy and Recreation series. Two new series were launched – the attention deficit hyperactivity disorder (ADHD) series and the Spiritual and Religious Supports (SRS) series. The SRS series will run in three installments and is seen as quite groundbreaking. EP recognizes that faith, religion, and spirituality can be as important a consideration and as integral a facet in the lives of exceptional families as healthcare, education, and the myriad of other topics that touch and involve EP readers. And yet, in the field at large, there has been something of a hands-off approach to the topic. Positive feedback is already coming in on this series, with one reader commenting, “Thank you so much for the article in the March 2008 issue of EP related to spiritual and religious supports. Somewhere along the way, the civil rights issues of people with developmental disabilities got ignored again – along with the right to religion as one wants to express it and with the responsibility that goes with all of that. Most people do not want to talk about religion and spirituality much less how all of that relates to people with disabilities. We need to hear a great deal more, and I am hoping this is the first in a long line of articles. …” Also, in March, EP began highlighting the 2008 Disability Awareness Night™ (DAN™) schedule. Coverage on this dynamic EPGL program will be ongoing through the duration of 2008.

EP’s Special Monthly Military Section

During the first quarter of 2008, EPGL’s EFTTP (Exceptional Family Transitional Training Program) underwent some staff duty changes as EPGL continues to expand, evolve, and refine its staff support for the various military offerings and efforts in which the company is involved. The former Military Managing Editor is now serving as Chief Military Contracting and Operations Officer and the Eastern and Western Region Coordinators are working directly with EP’s Managing Editor as Military Editors. These changes took effect in early March.

January’s 2008 Annual Resource Guide featured a significantly expanded military listing section compared to 2007’s Resource Guide. The military resource listings totaled eleven pages and were divided into two categories: military listings and family organizations. The military listings included: the Exceptional Family Member Program (EFMP) Managers of the United States Army; the Exceptional Family Member Coordinators of the U.S. Navy and the Marine Corps; and the Family Resource Specialists of the U.S. Coast Guard. This section also contained a comprehensive listing of U.S. Department of Veterans Affairs hospitals and regional offices. The listing of Military Family Organizations contained organizations that would be of special interest to military families who have a member with special needs.

The Community of One…From our Families to Your Families regular military section in the February issue contained some superb content. An article ran on the subject of Response to Intervention (RTI), currently a hot-button topic among parents, educators, and other advocates of people with disabilities. The article introduced the theory and practice of RTI – i.e., how best to provide learning support to children before referral for special education. The article went on to summarize ten points for understanding the RTI model. February also featured an article on Project Devin, a program started by Major Henry Pittman and his wife, Felecia, whose son, Devin, has a rare mitochondrial disorder, epilepsy, and autism. Realizing the struggles with which their family contends, they founded Project Devin, along with the help of Abilities Network, a local nonprofit in their area, to help other military families cope.

In March, the military section featured an innovative new program sponsored by the American Epilepsy Foundation called Operation Giveback, an educational campaign on post-traumatic epilepsy in brain-injured soldiers. Additionally, an article on paraprofessionals in the classroom took a candid look at the usefulness and appropriateness of using these support staff for children with special needs. EP makes an ongoing effort to offer support and help for exceptional families who are going through a Permanent Change of Station (PCS). This was evidenced by the article, What You Need to Know When Your Family is Transferred During a Transition Phase in Your Child’s Care.

In late March, one of EP’s Military Editors traveled to Lourdes, France, with the American Special Children’s Pilgrimage Group (ASCPG), an organization based in New Jersey that takes children and young adults with disabilities to Lourdes each year during Easter Week. One of the most striking aspects of the pilgrimage was the development of many of the children and young adults from uncertain and shy at the beginning of the journey to more confident, aware, and interactive throughout the week and by travel’s end. An article detailing the trip will run in the June issue of EP.

Looking ahead to the coming months, the Editorial Team is pleased to begin a couple of new series in the military section. One multi-installment series, which will run every other month beginning in May, will explore the incidence, diagnosis, and treatment of traumatic brain injury (TBI) as well as co-morbid conditions and federal legislation dealing with TBI, especially as it applies to servicemembers returning from Iraq and Afghanistan. The team is also forging new relationships and strengthening existing ones with organizations like the Military Child Education Coalition (MCEC); the Veterans Health Administration (VA); Health Net Federal Services; and Specialized Training of Military Parents (STOMP), working to set up deadline dates and determine article topics for submissions from these groups which are interested in serving as editorial content contributors through the remainder of 2008 and into the next calendar year.

During the second quarter, our Military Editors will be traveling to Washington, D.C. to follow several story leads for articles which will appear through the remainder of 2008. In July, the Editorial Team will be participating in the annual MCEC conference.

New Editorial Staff Members

EPGL made additions to its Editorial Department with two new Contributing Editors. One of the new contributing editors is an award-winning writer whose work has appeared in Smithsonian, The New York Times, Parade, US Airways magazine and many other publications. She is the author of Able! How One Company’s Disabled Workforce Became the Key to Extraordinary Success (BenBella Books), which will be reissued this summer with endorsements from top business executives and disability advocates. A member of The Authors Guild and the prestigious American Society of Journalists and Authors, she often writes about disability issues and people who are making a difference through their work. She will be filling several roles for EPGL, including that of book reviewer, producing EP’s monthly Further Reading column. Additionally, she will produce several feature stories as well as EP’s annual Toy and Gift Guide, which appears in the October issue of EP magazine. To read more about her, visit her Web site at http://www.nancyhendersonwurst.com. EPGL’s second new Contributing Editor is a young woman with quadriplegia. She joined EP’s editorial ranks as author of a quarterly column, My Expressed Perspective, that will offer insight and information into the challenges and struggles, and the triumphs and goals that are all part of living with a disability. She is also contributing to EP as the author of the monthly column, Organizational Spotlight, and is now a regular blogger on the EPGL Web site (http://www.eparent.com). She is an inspirational speaker and recently completed her first memoir, Life at Breakneck Speed.  To read more about her and her nonprofit foundation, check out her Web site at http://www.spinaltimes.org.

Seven Wonders of the Disabilities World Project

EPGL’s Seven Wonders of the Disabilities World Project is moving ahead on schedule. Letters went out to over seventy-five leaders in the disabilities field in mid-February, asking for nominees for the Seven Wonders of the Disabilities World, including events, people, groups or organizations, inventions, governmental legislation or programs or a combination of these that have shaped, defined, and/or advanced progress in the world of disabilities. When all nominations have been received, the list will be narrowed to 20 and these 20 will appear in ballot form in EP magazine and on the EPGL Web site. The ballot will ask readers and Web site visitors to vote for what they feel are the top seven. These Seven Wonders will then be highlighted in the magazine and on the Web site through the remainder of 2008.

EPGL Web Site

EPGL continues to expand its content-rich Web site (http://www.eparent.com). The site includes expanded features, such as its Blogs Channel, now up to five regularly contributing bloggers. The writers include a person with disabilities, parent bloggers who share their experiences and the unique challenges of parenting a child with special needs as well as two teachers. Parents, educators, healthcare professionals, and any other person reading these blogs will come away with insight, empathy, gratefulness for progress in things both big and small, heartbreak at times, heartfelt humor at others, and heartwarming, uplifting faith in the ability of people to persevere in the face of mountainous challenges. Medical thought and opinion leaders in virtually every discipline and therapeutic area as well as nurses, therapists, and other allied healthcare professionals will be added as blog contributors in the coming months.

The EPGL site has 11 Main Channels, including: Education, Family and Community, Financial Planning, Healthcare, Investor Relations, Legal, Military, Mobility, Professional, Sports and Recreation, and Technology. These channels feature first-time-published editorial articles, with new content being added on a regular basis. Continuing its coordinated commitment to United States Military families, the site’s Military Channel includes information especially pertinent to the thousands of military families who are caring for a member with disabilities, including Soldiers, Sailors, Airmen, and Marines who have children with disabilities as well as Wounded Warriors returning home with special needs from Iraq, Afghanistan, and other locations where the U.S. has a military commitment.

Our popular Search and Respond feature provides an opportunity for Web site visitors to exchange information about their practical experiences in meeting the everyday challenges of life with a child, adolescent, or adult who has a disability. All response entries are forwarded to the writers of the original searches. Some are published in the print magazine and are featured on the Web site.

The Organization Links Channel highlights various organizations, agencies, and professional groups from across the United States. that are serving the needs of people with disabilities. The National Disability News and International Disability News links round out the offerings on the site, and Internet users are encouraged to visit often. The EPGL Web site is also linked directly to EP LiveOnline™, EPGL’s state-of-the-art, live, online, interactive, TV-quality Strategic Marketing Alliance with Vemics, Inc., which offers Category I Continuing Medical Education (CME) accredited programs to physicians.

Web site visitors also have easy access to the over 2,500 disability-related titles in EP Bookstore, including books, videos, and DVDs available for purchase.

EPGL-Vemics, Inc. Strategic Marketing Alliance

The Strategic Marketing Alliance between EPGL and Vemics (Visually Enhanced MultiPoint Interactive Communications System) is barely two years old, having been signed in late November 2005 for an initial two-year commitment on the part of both companies. Work on the alliance, known as EP LiveOnline (EPLO) did not commence until the first quarter of 2006 with the launch of four online interactive programs sponsored by Allergan, Inc. of Irvine, California. The content of the four programs focused entirely on spasticity associated with cerebral palsy. In October 2007, both EPGL and Vemics mutually agreed to extend the agreement upon its expiration for three years, with an expiration date of December 31, 2010.

One of the initial elements of the Strategic Marketing Alliance provided for EPGL to have a worldwide exclusive license to market and sell the Vemics LiveAccess Proprietary system in the medical and disabilities/special needs arena. EPGL has collaborated with Vemics to co-promote and market online interactive seminars in the disability and special needs arena, funded under unrestricted educational grants and/or marketing agreements from pharmaceutical and medical equipment device companies or from our Cooperative Agreement, entitled the Exceptional Family Transitional Training Program (EFTTP), with the United States. Army. We have found this approach to be very successful, largely because there is no competition for our services and because it was a logical way to extend and leverage EPGL’s very significant contacts in the special needs arena.

Thus far, over the past two years, we have developed, produced and implemented nineteen online interactive seminars. The differentiating characteristics of EP LiveOnline versus other systems used today are as follows:

1.

EPLO offers live, interactive, real-time, TV-quality programs delivered with synchronized voice over video and a full suite of educational capabilities designed to replicate anything that can be done in a live classroom setting to an audience who has downloaded the Vemics LiveAccess software and has an appropriate video camera and microphone installed.

2.

At the same time, any online interactive seminar is also offered to an infinite number of people via streaming video. Participation via this mode is also live and in real time except that there is no interactive capability …

but the participant can take advantage of every other feature and can communicate via text chat.

3.

Finally, all content of every seminar is digitized and stored electronically so that it can be accessed by anyone, usually for a period of ninety days following the end of a seminar.

4.

Clinical and medical seminars offer Category I Continuing Medical Education (CME) credits for physicians,

usually through an accredited teaching hospital or university such as the University of Tennessee College of Medicine; The University of Pittsburgh School of Medicine; University of Medicine and Dentistry of

New Jersey; or Rady Children’s Hospital San Diego.

5.

All clinical and medical programs are endorsed by a professional medical society such as the Child Neurology Society (CNS) and the American Academy of Developmental Medicine and Dentistry (AADMD).

6.

Both consumers as well as physicians are encouraged to attend. Registration and attendance is not restricted to physicians only for accredited programs. This approach is markedly different from traditional approaches, and reinforces and validates our belief system that empowering parents and caregivers through quality education enhances overall care and positive outcomes.

7.

Access to the online programs for consumers and professionals alike, including physicians, nurses, occupational and physical therapists, teachers, families and caregivers is completely free. Funding of all costs and profit comes from the sale of sponsorship arrangements.

All revenues earned from the sale of sponsored programs to various pharmaceutical companies like Allergan, Inc., Shire Pharmaceuticals, and Valeant Pharmaceuticals is recorded in “Online Revenues.”

Proceeds from the sale of sponsorships are recorded as earned revenues at the time the seminar is delivered.

Costs of any kits containing video cameras, microphones, etc., and initial training over the free software downloads are recorded in costs of goods sold.

Operating costs such as advertising and promotion, e-mail blasts to EPGL and Vemics databases, honoraria for faculty, streaming video costs (which are direct billed from an outside third party, Chorus Call, Inc.) and other marketing expenses are all recovered out of the proceeds of the sponsorship received. Sponsorship revenues flow through EPGL and are identified as EPLO related, along with any costs and expenses, including shipping, postage, etc.

EP LiveOnline™

EPGL and its Strategic Alliance partner in EP LiveOnline, Vemics, Inc., have several major projects under way, including programs involving: The Diabetes Education Group, Shire Pharmaceuticals, and Allergan, Inc.

Special Projects

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

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox, who embraced the idea that public awareness about disabilities was important. In 2003, participation expanded to fourteen teams. In 2004, we grew to twenty-seven teams, and in 2005, we held DAN events in thirty-one stadiums, including the Hall of Fame Game at Doubleday Field, in Cooperstown, New York. The Hall of Fame Game was the first Military Night of Distinction, where Soldiers, Sailors, Airmen, and Marines with disabling conditions as a result of the conflicts in Iraq and Afghanistan were honored. In 2005 and 2006, we benefited from the participation of our lead sponsor Massachusetts Mutual Life Insurance Company (MassMutual), whose SpecialCare program has made significant contributions to the field of disabilities and whose financial commitment to the DAN program has been substantial. We also benefited from additional sponsorship provided by other international corporations such as Genzyme, Shire Pharmaceuticals, CVS, and Volvo. In 2007, we secured the contractual participation of our national sponsor, Massachusetts Mutual Life Insurance Company, and three regional sponsors. In addition, we contracted for and received sponsorship for a DAN event prior to a National Association for Stock Car Auto Racing (NASCAR) Nextel Cup Racing event at the New Hampshire International Speedway (NHIS), where we held our annual Military Night of Distinction. In 2007, as in 2006, we held nearly forty DAN events.

In 2008, EP has been able to enlist a number of sponsors, both old and new, for DAN events. MassMutual has signed on again as our national sponsor, committing to thirty-five to forty DAN events. CVS has once again signed on for five events across the country, with General Motors Corporation, Erie Brewing Company, and Ride Away Corporation agreeing to be sponsors as well. Potential upcoming sponsors include Shire, Verizon, and FlagHouse as well as others.

The working schedule of DAN events follows. Any additional games will be added when scheduled.

Upcoming DAN Events – 2008

Date	Team	City	State	Time	Venue
Saturday, May 31, 2008	Fort Worth Cats	Ft. Worth	TX	7:05 PM	LaGrave Field
Tuesday, June 03, 2008	Philadelphia Phillies	Philadelphia	PA	7:05 PM	Citizens Bank Park
Friday, June 06, 2008	Nashville Sounds	Nashville	TN	7:00 PM	Greer Stadium
Saturday, June 07, 2008	Boston Red Sox	Boston	MA	3:55 PM	Fenway Park
Saturday, June 07, 2008	Potomac Nationals	Woodbridge	VA	6:35 PM	Pfitzner Stadium
Thursday, June 19, 2008	New Hampshire Fisher Cats	Manchester	NH	7:05 PM	Merchantsauto.com Stadium
Thursday, June 19, 2008	Midland RockHounds	Midland	TX	7:00 PM	Citibank Ballpark
Friday, June 20, 2008	Chattanooga Lookouts	Chattanooga	TN	7:15 PM	AT&T Field
Wednesday, June 25, 2008	New York Mets	Flushing	NY	7:10 PM	Shea Stadium
Thursday, June 26, 2008	Syracuse Sky Chiefs	Syracuse	NY	7:00 PM	Alliance Bank Stadium
Friday, June 27, 2008	Sarasota Reds	Sarasota	FL	7:00 PM	Ed Smith Stadium
Saturday, June 28, 2008	Rochester Red Wings	Rochester	NY	7:05 PM	Frontier Field
Saturday, June 28, 2008	Wilmington Blue Rocks	Wilmington	DE	6:05 PM	Frawley Stadium
Wednesday, July 09, 2008	Trenton Thunder	Trenton	NJ	7:05 PM	Waterfront Park
Wednesday, July 09, 2008	Salt Lake Bees	Salt Lake City	UT	7:05 PM	Franklin Covey Field
Friday, July 11, 2008	Fort Wayne Wizards	Fort Wayne	IN	7:00 PM	Memorial Stadium
Friday, July 11, 2008	Charlotte Knights	Fort Mill	SC	7:15 PM	Knights Stadium
Saturday, July 12, 2008	Lake County Captains	Eastlake	OH	7:05 PM	Classic Park
Thursday, July 17, 2008	Peoria Chiefs	Peoria	IL	7:00 PM	O’Brien Field
Sunday, July 20, 2008	Cincinnati Reds	Cincinnati	OH	1:15 PM	Great American Ball Park
Saturday, July 26, 2008	Orange County Flyers	Fullerton	CA	5:05 PM	Goodwin Field
Sunday, July 27, 2008	Erie SeaWolves	Erie	PA	1:05 PM	Jerry Uht Park
Wednesday, July 30, 2008	Los Angeles Dodgers	Los Angeles	CA	7:10 PM	Dodger Stadium
Thursday, July 31, 2008	New York Yankees	Bronx	NY	7:05 PM	Yankee Stadium
Thursday, July 31, 2008	Kansas City T-Bones	Kansas City	KS	7:05 PM	Community America Ballpark
Saturday, August 02, 2008	Frederick Keys	Frederick	MD	6:00 PM	Harry Grove Stadium
Thursday, August 07, 2008	Charleston RiverDogs	Charleston	SC	7:05 PM	Joseph P. Riley, Jr. Park
Friday, August 15, 2008	Detroit Tigers	Detroit	MI	7:05 PM	Comerica Park
Sunday, August 17, 2008	Buffalo Bisons	Buffalo	NY	1:05 PM	Dunn Tire Park
Tuesday, August 19, 2008	Greensboro Grasshoppers	Greensboro	NC	7:00 PM	NewBridge Bank Park
Thursday, August 21, 2008	Albuquerque Isotopes	Albuquerque	NM	6:35 PM	Isotopes Park
Friday, August 22, 2008	Jupiter Hammerheads	Jupiter	FL	7:05 PM	Roger Dean Stadium
Thursday, August 28, 2008	Indianapolis Indians	Indianapolis	IN	7:15 PM	Victory Field
Wednesday, September 17, 2008	Pittsburgh Pirates	Pittsburgh	PA	7:05 PM	PNC Park

A universal reporting system has been created and will be distributed to EPGL staff prior to the first DAN event. This system includes a uniform After Action Report and helpful checklists to follow while attending a DAN event. Our public address script and press releases are currently being revised to assure the best possible presentation to convey our message and mission. During the first quarter of 2008, EPGL brought an additional person on staff to help garner media exposure for DAN events across the country.

During the second quarter, EPGL will continue to schedule DAN Major League and Minor League Baseball events, procuring additional sponsors, and exploring other sport arenas to enter. We are continuing discussions regarding a relationship with National Collegiate Athletic Association (NCAA) Basketball and perhaps several National Basketball Association (NBA) franchises. We are also in discussion about bringing our annual DAN Military Night of Distinction event to the Army-Navy football game. We have established positive communication with both the United States Military Academy at West Point and the United States Naval Academy, and hope to see this come to fruition this year. We believe that 2008 potentially stands to be the biggest year in DAN history.

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

In 2008, online seminars on Autism and Asperger’s  Syndrome, Seizure Readiness Plans, and Treatment Options for the Developmentally Delayed Patient with Epilepsy have already been scheduled for the second quarter of 2008. Additional 2008 programs will be announced later in the year.

United States Military: Exceptional Family Transitional Training Program (EFTTP)

In late 2006, EPGL executed a U.S. Army Cooperative Agreement, entitled the Exceptional Family Transitional Training Program (EFTTP). In 2007, we received approval for Army fiscal year 2007 continuation funding to continue this program. In December, 2007 we received the first installment of $199,751, in February, 2008 we received the second installment, and the remaining $399,500 will be received throughout 2008. These funds continue to be used to provide education and informational programs for military families caring for loved ones with disabilities and special needs around the world as well as for physicians and allied healthcare professionals such as nurses, occupational therapists, physical therapists, speech therapists, rehabilitation specialists, and others providing care. We continue to deliver Category I Continuing Medical Education (CME) credits to Army Medical Corps physicians, increasing accessibility to continuing medical education for physician servicemembers, including those who are transitioned or deployed.

EPGL continues to build on its strength and growth by diversifying its workforce in the EFTTP. During the first quarter, the Military Managing Editor became the Chief Military Contracting and Operations Officer, and the Eastern and Western Region Coordinators were aligned as Military Editors within EPGL’s editorial department. These moves have greatly enhanced the opportunity for EPGL to expand its contracting, operations, and services efforts for the United States Army and to seek other funding streams through all branches of the military as well as from state and local agencies, in addition to expanding its editorial coverage of issues vital to military servicemembers and their families and to military healthcare personnel and leadership.

The status of deliverables for the EFTTP fiscal year 2007 continuation funding follows:

•

EPGL continues to deliver its award-winning EP magazine to sixty-two Army installations worldwide. EPGL’s plan is for worldwide delivery of the magazine to every Army installation that identifies a need for the magazine

•

EPGL customized and produced 20,000 of its Pocket Resource Guides for the Army.

•

EPGL delivered over $1,200 worth of books from EP Bookstore to thirteen Army installations.

•

To expand outreach and collaboration with other companies, EPGL subcontracted the delivery of four Exceptional Family Member Program (EFMP) Interactive Multimedia Training Modules to Camber Corporation of Huntersville, Alabama.

•

The EFMP Interactive Multimedia Training Modules program management plan was developed and EPGL is proud to announce the work order is moving forward on time. The following is a list of the four EFMP Interactive Multimedia Training Modules:

1.

EFMP Overview

2.

                        EFMP Overseas

3.

                        EFMP Respite Care

4.

                        EFMP Advocacy

•

EPGL is collaborating with Defense Web Technologies, Inc. to deliver an online directory for respite care centers in the continental United States (CONUS) early in the second quarter.

The expanded delivery of EP magazine to sixty-two Army installations worldwide has provided increased awareness of the over 2,500 books and other available resources at EP Bookstore, offering an increased opportunity for sales and the ability of Army installations to stock onsite libraries and reference centers with materials for the families and staff they serve.

In recognition of the tremendous contributions that veterans in all branches, reserve units, and corps of the U.S. Military have made, EP selected a special military cover for its April 2008 issue, which highlights the challenges and needs that military families with a member with special needs face.

Military Initiatives

EPGL is engaged in initiatives to expand our outreach to military servicemembers with special needs and to those who provide their healthcare. Listed below are the key relationships we now have or are pursuing toward this end:

•

Partnering with Camber Corporation, our subcontractor in providing four EFMP Interactive Multimedia Training Modules, has provided support for acquisitions within the federal government. Camber Corporation is an employee-owned company, founded in 1990. With over twenty offices, Camber provides daily interface on technical, programmatic, and operations issues, offering “best value” management and decision support; technical services; and products to government agencies, related industries, and clients.

•

Diversifying the Military Managing Editor’s position to the Chief Military Contracting and Operations Officer has leveraged the potential to increase EPGL’s revenue. The Chief Military Contracting and Operations Officer is actively pursuing funding streams through the Government Services Administration (GSA), GSA Advantage, Multiple Award Schedules (MAS) Program, Double O Corporation, and state and local government programs. Contact with personnel within the U.S. Department of Veterans Affairs’ (VA) Business Development Office is key in linking EPGL to these programs.

•

January marked the second consecutive year EPGL participated in the Military Health System (MHS) Annual Conference, the largest conference of the military healthcare system in the continental United States (CONUS). This year’s conference illustrated the MHS’s role in global healthcare delivery. Approximately 4,000 servicemembers and federal civil servants representing top military leadership from all branches of the United States Military worldwide attended this four-day conference held in Washington, D.C. In addition, there were over 150 vendors representing both military and civilian companies conducting business with the military, including EPGL. This presented EPGL with a prime opportunity to develop and build relationships with vendors for future contracts. The following is a partial listing of the vendors with whom EPGL had an opportunity to discuss our products and services:

•

Armed Forces Institute of Pathology

•

Army-Baylor Graduate Program in Health & Business Administration

•

Bristol-Myers Squibb Company

•

Defense Web Technologies, Inc.

•

Dell, Inc.

•

Delta Dental Plans Association

•

United States Department of Veterans Affairs, Business Development Office

•

General Dynamics Corporation

•

GlaxoSmithKline, Inc.

•

Health Net Federal Services

•

United States Medical Command (MEDCOM) Marketing Headquarters (HQ)

•

Humana Healthcare Services, Inc.

•

IBM Corporation

•

Lockheed Martin Corporation

•

Microsoft Corporation

•

Military Medical Technology

•

Northrop Grumman Corporation

•

We continue to expand our offerings through the Military Channel on the EPGL Web site (http://www.eparent.com/main_channels_military/index.asp) to help keep military families with special needs informed about their available resources and options. And, of course, this feature opens up opportunities for sponsorship from companies and defense contractors who have a vested interest in the arena of services and products that EPGL offers.

•

Recognizing the need for expanded awareness, care, and support for our servicemen and servicewomen returning from Iraq, Afghanistan, and other points of conflict with often severe, life-changing injuries, EPGL is in discussions to aid wounded warriors in the Army and Marine Corps, via pursuit of a separate funding stream.

•

EPGL is working with its contacts in the medical and scientific communities to develop programs that will support and enhance the efforts of the U.S. Military as it strives to address the unique needs of severely injured warriors, with physical and/or emotional healthcare needs. EPGL has expanded its efforts in the areas of traumatic brain injury (TBI), post-traumatic stress disorder (PTSD), anxiety, depression, stress, and stress management, and is accessing its resources to provide information regarding the latest assistive technology devices and equipment to assist with limb loss and impaired physical function.

Trade Shows

As a worldwide multimedia company, EPGL believes that having a company presence at key trade shows and conferences around the nation represents an excellent opportunity to accomplish several marketing objectives:

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

During the first quarter 2008, EPGL had a presence at the following trade shows and conferences:

•

Military Health System (MHS)/TRICARE Annual Conference

•

Assistive Technology Industry Association (ATIA) Annual Conference

•

Resources for Children with Special Needs, Inc.’s Special Camp Fair

•

Autism Today Conference

•

Toy Industry Association, Inc.’s Toy Fair

•

National Mobility Equipment Dealers Association (NMEDA) Annual Conference

•

Marine Corps Installation West and Naval Hospital Camp Pendleton Autism Conference

•

TAPPestry Annual Conference

•

Statewide Parent Advocacy Network (SPAN) Annual Conference

•

Women’s Showcase Annual Conference

•

California State University Northridge (CSUN) Annual International Conference on Technology and Persons with Disabilities

•

Abilities Expo

•

Council for Exceptional Children (CEC) Annual Convention & Expo

•

American Occupational Therapy Association (AOTA) Annual Conference & Expo

•

American Network of Community Options and Resources (ANCOR) Conference

By the end of the first quarter, EPGL had attended fifteen trade shows and conferences, marketing EPGL and its wide array of products to over 50,600 attendees, consumers, physicians, allied healthcare professionals, educators, and caregivers.

Strategic Initiatives

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

It should also be noted that the AADMD and EPGL had an agreement to co-produce online seminars in 2006 and 2007. No other entity has this opportunity. The AADMD fully endorses the work of EPGL and of EPLO, the Strategic Marketing Alliance between EPGL and Vemics, Inc. relating to technology exclusivity in healthcare.

Of additional significance is that our chief executive officer and director, Joseph M. Valenzano, Jr., is the only non-physician to hold a board seat on the AADMD. Mr. Valenzano currently chairs the Executive Advisory Board of the AADMD. The Company is actively pursuing similar alliances with other professional medical societies.

United States. Military: Exceptional Family Transitional Training Program (EFTTP)

Funds received from the EFTTP Cooperative Agreement with the United States Army have been used to provide ongoing education for military families, physicians and allied healthcare professionals caring for children with disabilities and special healthcare needs. We look forward to the possibility of development of this initiative to the other branches of the U.S. Military and to reserve components of the Department of Defense as well as the Civilian Corps of the U.S. Military. We are actively pursuing this expansion.

It is our intent with the EFTTP to build upon our existing relationships within the military community to bring timely and meaningful educational content both in print and on a Web-based delivery system to families and also to the physicians and allied healthcare professionals charged with their care. In this regard, we continue the process of exploring ways in which we can deliver high-quality educational content focused in the chronic disability and special needs arena.

This initiative with the U.S. Army is in the amount of $799,005, and such revenues would be recognized in accordance with the Company’s existing accounting policy, which is to identify revenue streams consistent with our core services: subscriptions, page advertising, and special projects/custom communications and online, Web-based programming.

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

Our aggressive and forward-thinking marketing efforts have begun to move EPGL forward in its circulation growth patterns. Although our circulation staff is relatively new to EPGL, they have worked diligently to improve efficiency and performance on multiple levels, affecting customer service, marketing and promotional efforts, and performance reporting. While significant changes have been made to each of these areas, ongoing evaluations and adjustments are anticipated as we move toward a more streamlined circulation department.

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

•

Enhanced direct mail campaigns that include pilot tests

•

Entrance into new markets, such as the film industry, through sponsorship and public relations support

•

Directed and individualized campaign efforts for each branch of EPGL (e.g.: specific marketing copy and promotional items for each of the following: DAN events, EP LiveOnline, EP Bookstore, Subscription Donation Program, subscription promotions, etc.)

•

Telemarketing

•

E-blasting

•

Community involvement through participation in local events at various locations

•

Review, analysis, and reorganization of subscription renewal efforts

•

Re-evaluation of production schedules (subscriber processing) and adjustment of operations accordingly

•

Monitoring of events on daily/weekly tracks versus monthly/quarterly/annually

•

Acquiring access to vendors’ subscriber processing databases in order to establish new operating procedures for each stage of the circulation/subscriber series of events

EPGL is continuing its trajectory into a new era of productivity, efficiency, and growth. We expect high returns for our efforts in the upcoming quarters.

Sales

We continue to train new sales staff capable of marketing the complete package of services the Company now offers, both via print and online. These new sales personnel are receiving ongoing training to implement effective sales strategies and outcomes for EPGL.

Additional Growth and Initiatives

As mentioned earlier, in 2008, we have expanded our Disabilities Awareness Night (DAN) programs, principally conducted in Major League Baseball parks, from 2002 to 2007, and continuing in 2008. Prior to this time, our programs were taking place in a limited number of National Basketball Association venues, Minor League Baseball parks, and Minor League Hockey arenas. On May 23, 2005, and again in May 2006, in conjunction with the National Baseball Hall of Fame in Cooperstown, New York, we hosted prior to the annual Hall of Fame Game a ceremony honoring returning disabled veterans from Iraq and Afghanistan. This was done in conjunction with Walter Reed Army Medical Center and its Commanding General, who presented awards to returning veterans and their families selected for the honor. Also at that event, one of the honorees received his Purple Heart for wounds received in Iraq. In July 2007, we held our first DAN event at a racetrack, at New Hampshire International Speedway (NHIS), in Loudon, New Hampshire, prior to the NASCAR Nextel Cup Race. Massachusetts Mutual Life Company sponsored this DAN event. The event included a Day of Military Distinction, and involved returning wounded Soldiers, Sailors, Airmen, and Marines from Walter Reed Army Medical Center. We plan to continue this DAN expansion to racetracks associated with NASCAR, and are test-marketing programs with two NBA teams as well as evaluating the feasibility of expanding into other sports venues such as National Collegiate Athletic Association (NCAA) Basketball. We are also hopeful that launching the DAN Day of Military Distinction at the Army-Navy football game in December will become a reality.

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

We continue to provide education regarding Mobility, including via the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility Products, which we publish each year. NMEDA is the leading national authority on mobility products and services. (The Consumer’s Guide to Mobility Equipment Dealers will again be published in our June issue.)

Revenue Generation

Our revenues are generated from the following activities:

Sale of Advertising Space in Exceptional Parent (EP) Magazine

This is driven by a number of factors, including our editorial content and focus. Our customers consist of large Fortune 500 companies: Ford, Chrysler, Kimberly Clark, Novartis Pharmaceuticals, Johnson & Johnson, Massachusetts Mutual Life Insurance Company, Verizon, and Merrill Lynch. All of these companies purchase ad space in our publications to enhance awareness and image for their products and services and brand recognition for their names. Historically, revenues generated from the sale of advertising space have ranged from approximately $1.6 million to as high as $2.2 million in the past (1998).   Budget projections for 2008 indicate advertising revenue of $1.75 million.

Disability Awareness Night™ (DAN™) Programs at Major and Minor League Baseball Stadiums

This program generates revenue. Each of the DAN events is sponsored on a national basis by a leading sponsor, MassMutual Financial Group, followed by regional and local sponsorships. In 2006, for example, total revenues from this effort aggregated approximately $400,000. We signed a sponsorship agreement with our lead sponsor for 2008, and have anticipated commitments from other sponsors that will yield revenues in excess of $400,000 in 2008. This does not include any sponsorship revenues from other venues such as National Basketball Association (NBA) games, and National Hockey League (NHL) and Minor League Hockey games, which are still under discussion.

EP Bookstore

EP Bookstore houses over 2,500 disability-specific books, DVDs, videos, and tapes dealing with a wide range of disability topics. We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

The bulk of our bookstore has been built through negotiating with third-party publishers such as Baker and Taylor and McGraw Hill. This has been done over a period of years and with great selectivity and sensitivity. We evaluate the extensive titles published by other book publishing companies and inquire about their sales. Based on the intelligence we obtain, we approach these companies, which roughly number about 90 and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals, and objectives.. All of this is possible because large book publishers really do not have a good sense of the disability marketplace and/or the needs of specific targeted audiences, whether consumer or professional in nature. We have this expertise and we went about building our bookstore of titles in specific disciplines. In the continuing process of building this bookstore, we place importance on understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, Web site, and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences. EP Bookstore also consists of book titles we own outright and exclusively. Examples of such titles include: No Apologies for Ritalin, by Vidya Bhushan Gupta, MD, and Patient Persistence, by Adele Gill, RN; as well as approximately five other titles. While none of the titles has a material impact taken individually or collectively, the profit margins earned on these sales are approximately 30 percent while the profit margins on other titles are in the vicinity of 10 percent. Our decision to have a stake in book publishing is based on the fact that we receive countless numbers of requests to publish specific manuscripts as books. While most of these are rejected, the pipeline for such valuable information is of high importance to us because some of this can be turned into productive titles we can publish while others can serve as useful content for some of our other multimedia publishing activities in print or online. We do not envision total revenues from our book operation to reach levels much beyond $500,000 per year, with profit margins on the order of 15 percent.

Custom Publishing & Contract Publishing

Over the years, we have taken educational editorial series published in EP magazine and had them reviewed by a panel of clinical thought and opinion leaders, edited and packaged into stand-alone monographs focused on a specific subject area, and distributed to key target market segments mutually identified by a project sponsor and EPGL. All of this work is completely funded under unrestricted educational grants secured from major pharmaceutical companies, medical equipment device manufacturers, consumer packaged goods companies, and financial services companies. At all times, we adhere to strict Accreditation Council for Continuing Medical Education (ACCME) Standards for medical education and strict standards that ensure the separation of that which is educational and that which is promotional in nature.

Online Interactive Educational Seminars

Another element in our product mix is the EP LiveOnline™ (EPLO) interactive, TV-quality, educational seminars that we make available through our Strategic Marketing Alliance with Vemics, Inc. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty-five such seminars over the past three years. We have offered these in concert with professional medical societies such as the AADMD and now are poised to offer them with societies such as the Child Neurology Foundation (CNF) and CNS. We expect to conduct a total of over 30 such seminars in 2008. The fact that all of these seminars offer Continuing Medical Education (CME) accreditation for physicians, usually without fees, coupled with the fact that the physicians do not have to travel but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive, authoritative, educational programming that is focused exclusively on chronic life-long conditions that we do. In addition, we do this by offering real-time, live, interactive, TV-quality information utilizing proprietary software and delivery over the Internet.

Results of Operations for the Quarter Ended March 31, 2008

Liquidity and Capital Resources

The cash flows from operations for the year to date ended March 31, 2008 were negative by approximately $10,000.

Management believes that with the operational cash to be generated by military programs, as well as online seminars, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecasted revenues, management believes that both the revenue generation forecasted will meet the liquidity requirements of EPGL for 2008.

Results of Operations

Reflected in the tables that follow are comparisons of revenue and sales and general and administrative expenses for the three months ended March 31, 2008 and 2007. The Company continues to invest in methods of improving advertising revenue and these efforts are detailed below.

Revenues for the three months ended March 31, 2008, as compared to the same period in 2007, decreased by approximately $119,000. Advertising revenue decreased by $39,000 for the quarter.  This decrease occurred as a result of sales representatives being replaced in two separate regions.  Subscription revenue saw a decrease of approximately $16,000.  Over the past year, EPGL has moved away from an outside vendor who handled subscriptions, to an in-house staff position.  As a result, there will be a turn-around, which has already started in the first quarter of 2008, capturing expired subscription and renewing them for additional one, two, or three year period.  Online seminars for 2008 included the sale of $79,000 for the purchase of equipment used in conferences and seminars; during 2007, a similar sale took place in the amount of approximately $82,000.  A marked increase of approximately $26,000 in book sales took place as a result of military contracts.

Special Project revenue decreased by approximately $101,000 as a result of timing differences related to Disability Awareness Night events and Pocket Resource Guides.  Pocket Resource Guides were generated and distributed during the first quarter of 2007; however, in 2008, the Pocket Resource Guides were distributed during the second quarter; therefore, the income will be reflected in the June 30, 2008 financials.

Operating Expenses Including Cost of Sales

The significant variations in the components of selling, general and administrative expense are discussed below.

For the quarter ended March 31, 2008, cost of sales increased by approximately $4,600 as compared to March 31, 2007. The increase is primarily due to the hiring of two part-time editorial contributors.

There was an increase in salaries and benefits of approximately $92,000 as a result of the increase in staff at the corporate headquarters in Johnstown, PA.  During the second quarter of 2008, three staff positions have been eliminated, which should be reflected positively in the results for the period ended June 30.

Business travel has been reduced by approximately $10,000 as a result of closer monitoring of travel expenses and reduction in the number of employees being sent to conferences and trade shows.

Consulting fees have increased by $9,000 over the same quarter of 2007.  EPGL has entered into an agreement for consulting services as several items under litigation draw to a close.  Other General and Administrative expenses have shown a decrease of approximately $65,000 over 2007 levels.  Management continues to monitor all areas of expenses to keep all associated costs below 2007 levels.

Interest expense has increased in the first quarter of 2008, by approximately $30,000 due to the accretion of interest on funding debt to the NIR Group.  This funding of $100,000 per month was completed in November, 2007

Depreciation and amortization expenses have decreased by approximately $7,600 in the first quarter of 2008 as a result of several fixed assets being fully depreciated, but which are still utilized by the staff.

Taxes

We reflected no provision for income taxes in the first quarter month of 2008 because of the availability of a significant net operating loss carryforward to offset any taxable income.

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

The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $5,591,156 was recorded as a liability as of March 31, 2008. The convertible debt will be accreted to its face value of $6.32 million under the interest method until it is either converted or matures. As of March 31, 2008, the total accretion was $853,840 (of which $121,554 was recorded in the first quarter of 2008; $87,200 was recorded in the first quarter of 2007). Separately, the holder of the note exercised conversion privileges for 125,130,608 shares of common stock in 2008, thereby reducing the amount of the debt by $23,512.

We incurred debt issue costs of $524,000 relating to the convertible notes that will be expensed over the term of the convertible debt.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 3 is not required by smaller reporting companies.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information it is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s

Management to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were not effective as of March 31, 2008 inasmuch as two material weaknesses existed in the Company's system of internal control.  These are:

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Other than noted above, there is no litigation pending or threatened by or against us at March 31, 2008

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

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

Dated:	May 15, 2008