Form 10-Q
period 2008-06-30
EP GLOBAL COMMUNICATIONS INC
filed 2008-08-14
CIK 1113947

Unknown; ;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2008

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

517,118,753 shares of $0.0001 par value common stock outstanding as of August 4, 2008.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION (Unaudited)

	Item 1. Financial Statements
	Consolidated Balance Sheets
	June 30, 2008 and December 31, 2007 (audited)	2-3

	Consolidated Statements of Operations
	Quarter Ended and Six Months Ended June 30, 2008 and 2007	4

	Consolidated Statement of Stockholders’ Deficiency	5

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2008 and 2007	6-7

	Notes to Consolidated Financial Statements	8-29

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-49

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

	Item 4T. Controls and Procedures	50

Part II	OTHER INFORMATION

	Item 1. Legal Proceedings	51-52

	Item 1A. Risk Factors	53

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

	Item 3. Defaults Upon Senior Securities	53

	Item 4. Submission of Matters to a Vote of Security Holders	53

	Item 5. Other Information	53

	Item 6. Exhibits	53

	Signatures	54

	Certifications

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

See accompanying footnotes to financial statements

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

statement continued next page

EP GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

See accompanying footnotes to financial statements

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

Organization

EP Global Communications, Inc., formerly East Coast Airlines, Inc., and Subsidiary (“EP” or the “Company”), operates its primary business through its subsidiary, Psy-Ed Corporation (d/b/a Exceptional Parent Magazine).

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the informational needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 2,600 disability book titles and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals, as well as families and caregivers all over the world.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  All intercompany transactions and balances have been eliminated.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.  Cash and Cash Equivalents were $6,035 and $124,058 at June 30, 2008 and December 31, 2007, respectively.

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

The Company has a major customer that comprised 22% and 27% of the Company’s revenue in the quarters ended June 30, 2008 and 2007, respectively.  A second major customer comprised 21% and 17% of the Company’s revenue in the quarters ended June 30, 2008 and 2007, respectively.  There were no other customers that comprised greater than 10% of the total company revenues in those quarters.

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $22,551 and $37,760 at June 30, 2008 and December 31, 2007, respectively.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”), and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB104”).  Under these pronouncements, revenue is recognized when persuasive evidence of an arrangement exists, delivery of services and/or products has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Advertising revenue, which consists predominantly of graphic and text displays, is recorded in the period corresponding to the presentation in the publication. Online advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.  The costs to develop this internet income are period costs and are expensed when incurred. Print publication advertising and circulation revenues are recognized, net of agency commissions, applicable discounts and estimated returns and allowances, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

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

Special project revenue is recognized based upon an estimate of the percentage of completion for each phase of the project.  Special projects include such undertakings as custom communications as well as the Company’s “Disability Awareness Night” (DAN™) program.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

No compensatory options or warrants were granted during the quarters ended June 30, 2008 or 2007.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter ended June 30, 2008 and 2007 diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  Potential common shares used in computing diluted loss per share at June 30, 2008 relate to common stock warrants convertible into 3,338,000 shares of common stock and convertible preferred stock convertible into 719,801 shares of common stock.

Fair Value Measures

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

For financial instruments including cash, accounts payable and accrued expenses and notes payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

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

2.  Property and Equipment

Property and equipment at June 30, 2008 (unaudited) consisted of the following:

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

Property and equipment at December 31, 2007 (audited) consisted of the following:

Depreciation expense for the quarters ended June 30, 2008 and 2007 was $9,211 and $22,287 respectively.  Year-to-date as of June 30, depreciation expense was $17,733 in 2008 and $43,787 in 2007.

3.  Accrued Expenses

Accrued expenses consisted of the following:

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

4.  Debt

Long-Term Debt

Long-term debt at June 30, 2008 consisted of the following:

Long-term debt at December 31, 2007 consisted of the following:

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

In addition, the Company is to issue 5,000,000 stock purchase warrants convertible into shares of our common stock on a one for one basis.  The exercise price is $.15 and the term of the warrants is 5 years.  As of December 31, 2005, 3,338,000 warrants had been issued.  The remainder was issued in January 2006.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,404,937 was recorded as a liability as of June 30, 2008.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of June 30, 2008, the accretion was $669,201, of which $67,218 was recorded in the second quarter of 2008, $66,183 was recorded in the first quarter of 2008, $257,684 was recorded in calendar year 2007 and $278,116 was recorded in prior years.

If the obligation had been settled on June 30, 2008, the Company would have issued 17,024,685,000 shares of its common stock (with a fair value, based solely on the quoted market price per share as of June 30, 2008, of $3,404,937).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

For the six months ended June 30, 2008, principal and accrued interest of $25,091 was converted into 136,630,608 shares of common stock. For the period July 1, 2008 through August 13, 2008, principal and accrued interest of $1,492 was converted into 16,000,000 shares of common stock.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $2,308,624 was recorded as a liability as of June 30, 2008.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of June 30, 2008, the cumulative accretion was $308,624, of which $56,767 was recorded in the second quarter of 2008, $55,371 was recorded in the first quarter of 2008, $167,740 was recorded in calendar year 2007 and $28,746 was recorded in calendar year 2006.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

If the obligation had been settled on June 30, 2008, under the formula for conversion, the Company would issue approximately 11,543,120,000 shares of its common stock (with a fair value, based solely on the quoted market price per share as of June 30, 2008, of $2,308,624).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666, and the maximum number of shares of common stock that are authorized to be issued by the Company is 500,000,000.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees, which are amortized over 36 months, as follows:

In the first quarter of 2008, the Company entered into discussion with the NIR Group, LLC with the intent of restructuring all of the Company's outstanding debt obligations to AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.  The intended restructuring is to, among other things, extend the current maturity date of all principal amounts due during 2008 for an additional two years.  It is expected that the Company and the NIR Group will formalize the restructuring through a revised financing agreement or an addendum to the current agreement prior to September 1, 2008.

5.  Related Party Transactions

Amounts due to shareholders at June 30, 2008 consisted of the following:

schedule continues next page

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

Amounts due to shareholders at December 31, 2007 consisted of the following:

The deferred compensation amount due the Chief Executive Officer represents unpaid compensation due him based upon the normal annual compensation that remains unpaid at the end of June 30, 2008. This balance is non-interest bearing.

 See Note 6 for information regarding common stock issued for services.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

6.  Stock Issued for Services

For the six months ended June 30, 2008 and 2007 the Company did not issue any of its common stock, except in connection with conversion if its debt.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

7.  Stockholders' Deficiency

Common Stock

The Company's board of directors and a majority of its stockholders authorized an increase of the number of shares of common stock from 500,000,000 to 2,000,000,000 shares.  All the outstanding common stock is fully paid and non-assessable.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

8. Commitments and Contingencies

Operating Leases

The Company has operating leases for temporary living space expiring in 2008, for office space expiring in 2009, and for office equipment expiring in 2008.  Total operating lease expense amounted to $26,652 and $26,474 at June 30, 2008 and 2007, respectively.  Subsequent operating lease payments are $27,000 in 2008 and $42,000 in 2009.

Legal Proceedings

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351.

 When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy).  The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint.  The Company and its counsel believe that further litigation could result in the ultimate dismissal of this Chapter 7 Trustee Claim.  The Company has made all timely filings with the court..  This case is now out of bankruptcy court and scheduled for trial in December, 2008.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

June 30, 2008

EP has filed an Answering Statement in the arbitration.  EP’s Answering Statement includes Counterclaims for defamation and tortuous interference against Heath and its principal, James Heath, based on the financial damage and damage to the reputations of EP and its principals, including but not limited to EP’s CEO, Joseph M. Valenzano, Jr., arising out of various false and slanderous statements made by Heath.  EP maintains that such actions caused the resignation of one of EP’s most influential contributing writers in the assistive technology field and the loss of directly associated advertising revenue and was damaging to the strategic relationship with its on line interactive partner, Vemics, Inc. by virtue of slanderous and untrue comments made to Vemics, Inc employees and executives.

EP intends to aggressively present the facts and evidence it has, including witnesses who directly heard Mr. Heath’s remarks and believes it will prevail in the arbitration proceeding and in its Counterclaims.

Arbitration in this matter took place on July 15th and 16th, 2008 at the offices of the American Arbitration Association in New York, NY.  After one and one half days of direct testimony of Mr. Heath and cross examination of EP counsel a settlement was reached.  The Company agreed to pay Mr. Heath $17,500 on or before October 1, 2008 and such amount has been accrued.

Other than noted above, there is no litigation pending or threatened by or against us at June 30, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

In this section, “Management's Discussion and Analysis of Plan of Operation,” references to “we,” “us,” “our,” and “ours” refer to EP Global Communications, Inc. (EPGL), and its consolidated subsidiaries.

Operating Activity

While the current economic environment has posed great challenges for virtually every business sector in the United States and abroad, and while EPGL has been impacted significantly in the last quarter by these conditions, the Company continues to hold fast to its marketing and growth plans.  We have laid the foundation for a multi-media platform and have no intention of deviating from it, in spite of the difficulties market conditions present.  We feel that the manner in which we have built our organization will enable us to adapt and improvise quickly to changing market conditions, turning them to our advantage.  An illustration of this is the emphasis we place now on our worldwide strategic relationship with Vemics, Inc.  Heretofore we have focused attention on the delivery of high quality online real-time accredited educational seminars in the medical arena.  While that still remains a significant focus, we have also adapted our marketing efforts to the very real market conditions of high travel costs resulting from high fuel costs.  The Vemics LiveAccess technology lends itself to enabling large and small companies to continue to conduct important sales meetings and business development activities without incurring the expensive costs of travel.  In addition, recent activities with key companies delivering educational programs from central site facilities have found it economically viable and a valuable incremental add-on in terms of revenue from broadcasting the content to a network of Vemics sites which we have built around the country.  So, while it is true that traditional streams of income are difficult to achieve in the face of these extraordinary times, our unique multi-media platform provides a way to overcome this.  EPGL’s goal remains to capitalize upon its 38-year professional history, with new streams of revenue and innovative projects under way that have the potential for significantly and positively impacting, far into the future, the kind of proprietary information and support vital to people with disabilities and special needs, and for the physicians, allied healthcare professionals, teachers, families, and other caregivers involved in their care and development.

Management intends to expand EPGL’s 38-year heritage of providing “Information That Matters from People Who Care” to the community of those with disabilities and special needs. Our award-winning EP magazine represents the foundation and core of all that we do. Most of our efforts and investment up to the beginning of 2008 have been directed to this purpose. Our focus is entirely in the arena of chronic long-term conditions, not disease states. The significance of this is that diseases for the most part can be cured with various medical interventions and surgery. Chronic life-long conditions are different. There are no cures for these and so the challenge is to improve upon the quality of life and assist people with special needs to develop into the very best they can be and help make them contributing members of our society. A corollary to this is to increase the awareness among all Americans that we will become a stronger nation and a better people when we learn to regard those with specials needs as people to be respected, not problems to be confronted. That is both the spirit and philosophy of our company.

Editorial

EP’s editorial team moved through the 2nd quarter of 2008 publishing many compelling feature stories, monthly theme-related articles, and continuing series in the print magazine and on the EP Web site.

Monthly Editorial Themes and Feature Stories

The 2nd quarter of 2008 included the following monthly themes:

•

April:

Autism

Stress Management

•

May:

Mobility

Assistance Animals

•

June:

Sports, Recreation, and Exercise

April

In recognition of Autism Awareness Month, EP’s April issue featured a variety of articles on this subject, including a gripping feature in the U.S. Military section that highlighted the Doyle family. As more and more U.S. children continue to be diagnosed with autism (current statistics released by the Centers for Disease Control and Prevention [CDC] estimate 1 in 150), families across the country find their lives eternally changed. For most, the search for therapies, interventions, and treatments begins immediately upon diagnosis as studies show that the earlier therapy can begin the greater chance at a reduction in autistic behaviors. Keeping pace with nationwide statistics, there is also now data to support that autism is a prevalent diagnosis for many children born into military families. Thus, families who are already contending with the rigors of Permanent Change of Station (PCS) orders, deployment of a family member to the Iraq or Afghanistan theaters of war, as well as the many other stresses inherent in the military lifestyle, are also now challenged with autism. The Doyle family is such a family. For MSgt. Buck Doyle and his wife, Kyla, the autism diagnosis they received for their youngest daughter, Kate, began several years of finding and fighting for services for Kate that continues to this day. In an Editor’s Note that appeared at the beginning of the article, EP stated:

Kyla Doyle is a military wife, mother, and advocate for her daughter with autism. In this article, Kyla openly and honestly relates the struggles and triumphs that her family has experienced in securing services for her daughter. Mrs. Doyle encompasses some of the best qualities of a parent advocate—fortitude, resilience, a positive attitude, and a dogged determination. An EP staff member recently met Mrs. Doyle and her husband, MSgt. Buck Doyle at Camp Pendleton, where MSgt. Doyle served as a speaker at an on-base Autism Conference that drew policy makers, senior executives, military and civilian health care providers and support personnel, other Navy and Marine Corps leaders, TRICARE Regional Office West Staff, TriWest Staff, education community representatives and other military family members. EP presents this parent-authored article as a way of bringing the challenges faced by military families to the fore as part of the shared, mutual goals EP has with the U.S. military in improving the lives of children with special needs.

In the wake of this article, Kyla contacted EP to report: “…Since the issue has come out we have had tons of positive feedback. The article has been sent to several legislators and used as an example to help convince leaders to make changes on both the medical and educational fronts (Tricare Autism policy & the recent decision by CA legislators to audit OAH due process system, etc.).  This is exactly why we wanted to get it out there--to help others.  In addition, because of the article I have been invited to be a speaker at the end of the month at the USSOCOM Care Coalition's 3rd Annual Conference in NC.  I will be speaking to a room full of high ranking military leaders from all branches of service and others about our family's story and how they can better support military families affected by autism. It will be an honor and is an opportunity I believe was a direct result of EP magazine's effort to get stories like our family's out to the public. Thanks so much for all that you do for families like ours and children like Kate! I will keep you posted on any new developments.”

Also in April, EP featured stories entitled, “Your Child with Autism: When is Augmentative and Alternative Communication and Appropriate Option?”; Taking on the Real World: Steps for Transitioning into the Adult World for Children with Asperger Syndrome”; and “Everyone is Welcomed at the Library, Including Children with Autism.” Under the Stress Management theme, EP ran articles called, “Supporting the Supporter” and “Yoga for Exceptional Parents.” Installments in the ongoing Aquatics Therapy and Recreation, the Medical Home, and the Feeding and Swallowing series added further value to the April issue.

May

May’s issue of EP had as the cover story a multi-page feature on hyperbaric oxygen therapy (HBOT) relating the story of the Kenitz family and Mom Shannon’s struggle to secure HBOT for her daughter Grace who was diagnosed with a rare mitochondrial disorder. The article also featured two interviews with physicians who employ HBOT in their medical practices. The article debunked many of the misconceptions about HBOT and gave families a wellspring of information on the subject. Coincidentally, EP’s managing editor, who is located out of an office in Chattanooga, TN, caught a spot on a Jackson, TN news station, featuring a little girl who lives in Tiptonville, TN. The little girl has a rare disorder that doctors felt could be treated with HBOT. The news clip was seeking local support in raising money for the little girl to travel to an HBOT facility in Wisconsin. The family related having recently learned about HBOT, and during the news spot, the little girl’s mother was holding a copy of what was quite obviously EP’s May issue.

Also, noteworthy in May was EP’s coverage of research being done by Dr. Jack Kessler, a renowned stem cell expert. An interview with Melissa Winkle, an assistance animal expert and trainer, highlighted the month’s sub-theme, and a variety of series installments were included in May.

In May, several of EP’s military section articles mirrored the issue’s overarching Mobility theme and Assistance Animal sub-theme. Highlighted were several mobility companies that feature special, innovative programs specifically for Veterans with disabilities that aid in mobility. Articles covered companies like Segs4Vets and Vans of Valor. Accessible Vans and Mobility also got prominent mention as they quickly responded to a request from EP in providing an accessible van for the Halls, a military family. Coverage of this included the May magazine article and a posting to the EP Web site of the audio interview conducted by EP military editor, Maria Caroff.

June

The month of June focused on Sports, Recreation, and Exercise with an exciting, “wind in your face” cover photo, featuring Paralympiad and Quickie Wheelchair founder, Marilyn Hamilton, on her recumbent bicycle. Marilyn is truly the epitome of the resiliency and fortitude capable in the human spirit. The sub-theme for June was Travel with articles about Assisted Cycling Tours, a non-profit that offers bicycling adventures to those with disabilities, and Sesame Place, an amusement park that considers kids with special needs as VIPs. Noteworthy in this issue were two reader drawings/giveaways—one, a family four-pack of tickets to Sesame Place, and two, the offer of free copies of the book, Ballerina Dreams—which was reviewed in EP’s monthly column called “Further Reading”—to ten lucky readers who entered the drawing.

In addition to other recurring ongoing series, EP kicked off a three-part mini-series on the value of play for children with disabilities in conjunction with the International Playground Equipment Manufacturers Association (IPEMA).

In June, the well-received series, The Medical Home, saw its ninth and final installment. This series took a novel approach to explaining and demystifying the concept of the Medical Home as the series followed a fictional family. From Anjali’s premature birth, through her childhood, adolescence, young adulthood and on to the starting of her own family, readers had a front row seat into this reality-showesque printed series. This series topic, which had the potential for being dry at best, came to life through the experience of following this family’s journey with the Medical Home. The array of contributing authors, each experts in the concept of the Medical Home, infused an added ingredient by writing about a family from the Indian heritage, affording a further pinch of spice and interest and cultural diversity to the series. Efforts are already underway to give this series further shelf life and reach as EP Sales staff search out for monograph sponsorship.

The military section in June included a riveting story about Hospital Corpsman First Class Jennifer Knuth. Corpsman Knuth, has done a tour in Iraq, treating Soldiers and often going “outside the wire” to treat Iraqi women and children. Incidentally, at the time EP military editor, Maria Caroff conducted the initial telephone interview, Corpsman Knuth was speaking from Camp Taqaddum, Iraq with a literal sandstorm raging outside. As the article went through production, Corpsman Knuth completed her tour and returned stateside to her two young daughters, both of whom have autism.

Also, in the June military section, EP ran a story on an organization called Reading for the Blind and Dyslexic (RFB&D). For 60 years, RFB&D, a national nonprofit, volunteer organization, has been the leading producer of accessible audio books for students with disabilities, such as visual impairment or dyslexia, conditions that make reading standard print difficult or impossible. EP is currently building a collaborative relationship with RFB&D. As this new relationship develops, EP will be able to add a new dimension to its continuing efforts to address the needs of the community with disabilities by making the EP Web site evermore accessible; partnering with RFB&D, EP will begin providing audio files of EP magazine articles in order to assist Veterans, and all Web site visitors, who have visual impairments.

Looking Ahead

As the editorial staff moves into the second half of 2008, several new series will begin and a cadre of important feature articles will run. Below are some highlights:

•

A three-part series in the military section entitled, “Parenting Through Deployment When Your Child has Special Needs.”

•

A four-part series on Incontinence Education and Solutions.

•

Two articles on pediatric mental illness.

•

At least two articles on the theme Emergency and Disaster Preparedness Considerations for Children and Adults with Disabilities

•

Work will begin in July and continue through November on the 2009 Annual Resource Guide. Plans are underway so that the 2009 Annual Resource Guide will come out earlier than it has in recent years, with shipping occurring the third week in December and reaching subscribers’ mailboxes before year’s end.

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

In the second quarter, the Editorial Team began a couple of new series in the military section. One multi-installment series, which will run every other month beginning in May, will explore the incidence, diagnosis, and treatment of traumatic brain injury (TBI) as well as the natural sequallae of anxiety, depression and post traumatic stress syndrome.  Co-morbid conditions and federal legislation dealing with TBI, especially as it applies to servicemembers returning from Iraq and Afghanistan will also be a major area of focus.  Our President and CEO has been asked to serve as a member of the Department of Defense Center for Excellence in Traumatic Brain Injury and Post-Traumatic Stress Syndrome, a major initiative launched by Congress with initial emergency funding of $800 million. The team is also forging new relationships and strengthening existing ones with organizations like the Military Child Education Coalition (MCEC); the Veterans Health Administration (VA); Health Net Federal Services; and Specialized Training of Military Parents (STOMP), working to set up deadline dates and determine article topics for submissions from these groups which are interested in serving as editorial content contributors through the remainder of 2008 and into the next calendar year.  During the second quarter, our Military Editors will be traveling to Washington, D.C. to follow several story leads for articles which will appear through the remainder of 2008. In July, the Editorial Team will be participating in the annual MCEC conference.

The Army has requested a proposal from EPGL for continuation funding so that the work we have been delivering to soldiers and their families can continue beyond the expiration of the existing contract in November, 2008.  Similar requests have been made of EPGL by the Navy and Marine Corps, with a special request from the Air Force Telehealth Branch, as well.  And, we have also been asked to provide a detailed proposal to the United States Coast Guard , which falls under Homeland Security.

The work we have delivered under the Army Cooperative Agreement has had a positive impact on families and has indeed improved overall unit readiness.

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

The EPGL site has 11 Main Channels, including: Education, Family and Community, Financial Planning, Healthcare, Investor Relations, Legal, Military, Mobility, Professional, Sports and Recreation, and Technology. These channels feature first-time-published editorial articles, with new content being added on a regular basis. Continuing its coordinated commitment to United States Military families, the site’s Military Channel includes information especially pertinent to the thousands of military families who are caring for a member with disabilities, including Soldiers, Sailors, Airmen, and Marines who have children with disabilities, as well as Wounded Warriors returning home with special needs from Iraq, Afghanistan, and other locations where the U.S. has a military commitment.

Our popular Search and Respond feature provides an opportunity for Web site visitors to exchange information about their practical experiences in meeting the everyday challenges of life with a child, adolescent, or adult who has a disability. All response entries are forwarded to the writers of the original searches. Some are published in the print magazine and are featured on the Web site.

The Investor Relations channel on our web site will see much more use in the coming months.  Plans are underway for a significant media campaign which will be national in scope.  This will coincide with an equally important investor relations campaign to include more information released about the Company and its plans and programs, all with the goal of making the financial community take notice of EPGL and the work we do.

The Organization Links Channel highlights various organizations, agencies, and professional groups from across the United States that are serving the needs of people with disabilities. The National Disability News and International Disability News links round out the offerings on the site, and Internet users are encouraged to visit often. The EPGL Web site is also linked directly to EP LiveOnline™, EPGL’s state-of-the-art, live, online, interactive, TV-quality Strategic Marketing Alliance with Vemics, Inc., which offers Category I Continuing Medical Education (CME) accredited programs to physicians.

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

One of the initial elements of the Strategic Marketing Alliance provided for EPGL to have a worldwide exclusive license to market and sell the Vemics LiveAccess Proprietary system in the medical and disabilities/special needs arena. EPGL has collaborated with Vemics to co-promote and market online interactive seminars in the disability and special needs arena, funded under unrestricted educational grants and/or marketing agreements from pharmaceutical and medical equipment device companies or from our Cooperative Agreement, entitled the Exceptional Family Transitional Training Program (EFTTP), with the United States Army. We have found this approach to be very successful, largely because there is no competition for our services and because it was a logical way to extend and leverage EPGL’s very significant contacts in the special needs arena.

Thus far, over the past two years, we have developed, produced and implemented twenty two online interactive seminars. The differentiating characteristics of EP LiveOnline versus other systems used today are as follows:

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

Equally important however is the utility value of the Vemics LiveAccess technology for companies and organizations purely as a meeting tool or as a way of conducting sales meetings that would otherwise require people to fly into a central site, stay overnight at a hotel, etc…a costly effort.  Use of the Vemics Technology virtually eliminates the costs of travel and allows for important sales and business development meetings to take place from offices around the world or from the comfort of employee and executive homes.  This aspect of the Strategic Alliance has taken on more significance for our respective operations.

EP LiveOnline™: Second Quarter 2008

During the second quarter of 2008, EP Global Communications, Inc. and Vemics, Inc—through its joint collaboration entity, EP LiveOnline—signed up three companies for development or coverage of online, interactive seminars.

The first company EP LiveOnline collaborated with during the second quarter, Future Horizons, previously had been known for producing in-person seminars around the country on the subject matter of Asperger’s syndrome and autism.  EP approached Future Horizons and presented the idea of covering one such live event of theirs taking place in Dixon, IL in July 2008, thereby significantly increasing the attendance numbers for the two-day conference—and widening the audience beyond the locality of the state of Illinois, covering registered attendees from other states and countries around the world.  The model for this type of coverage is akin to that which EP LiveOnline had broadcast live via the Internet, and recorded for archiving, with the group Autism Today, which took place last in February 2008 in Orlando, Florida. EP LiveOnline’s coverage and recording of the Future Horizons event also involved fees for attendance: $175 for two full days and $95 for one day.  The program was a success, garnering close to 500 registered attendees, some of them viewing the program in groups of up to 90 people, from remote areas such as Alaska, and counties like Sweden, Canada, Australia, Ireland, Japan, etc.  Aside from receiving sponsorship support to cover this conference, EP LiveOnline will also receive 20% of revenues from online purchases. The title of the program was: “Asperger’s Syndrome: Presented by Dr. Temple Grandin and Dr. Tony Attwood.”

Still following the aforementioned model, EP LiveOnline approached another company, Cyberonics, Inc.— previously a long-time EP advertiser—to cover their planned live, 1.5 hour seminar at the annual conference for the organization Developmental Disabilities Nurses Association (DDNA), which took place in Foxwoods, CT on June 8th, 2008.  The program titled “Treatment Options for the Developmentally Delayed Patient with Epilepsy” had the support and endorsement of the DDNA, the American Academy of Developmental Medicine (AADMD), and the Epilepsy Foundation of NJ.  Unlike the Future Horizons event, this was free of charge and open to professionals (with an emphasis on nurses), families and caregivers.  Aside from live attendance, interested parties can continue to log-on to www.epliveonline.com, 90 days following June 8th, to view the archived recording of the event.  So far, there have been registered attendance numbers close to 300, which should continue to increase in the coming two months.

The third company, Valeant Pharmaceuticals, is a return customer, having worked with EP LiveOnline in June of 2007, also for a seminar on the topic of epilepsy/seizure disorders.  During the second quarter of 2008, they agreed to support two educational programs: “The Three-Alarm Seizure: Special Considerations Relating to the Epilepsy Patient with Intellectual and Developmental Disabilities” which took place, live on June 24th, 2008; “Managing Seizure Emergencies within the School Environment: A Seminar for Professionals & Caregivers” which will go live on August 5th, 2008.  Speakers for these seminars include some well-respected experts in the field like Jack Pellock, MD and Kathryn O’Hara, RN. Total registered attendees, so far, for the Valeant events number over 400, including those from various Epilepsy Foundation affiliates across the US who have LiveAccess systems, and the Military Base locations already networked into EP LiveOnlines’ programming. Archive viewing will be available for 90 days following each live event.  The Cyberonics, Inc. and Valeant Pharmaceuticals seminars were all non-CME seminars, whereas the Future Horizons event offered CEUs.

Starting June of 2008, EP and EP LiveOnline initiated e-commerce sales in the EP Bookstore, of selected programs from the past two years, in DVD and Web formats.

Looking forward into the final half of 2008 and early part of 2009, EP LiveOnline is working on producing several more interactive educational programs with organizations that are actively reviewing our proposals, such as: Allergan, Inc., Dynavox,  Cyberonics, Inc. and Valeant Pharmaceuticals—as well as branches of the Military, including the US Coast Guard, US Air Force and US Navy.

Background - EP LiveOnline (EPLO) Educational Online Programming:

Another element in our product mix is the EPLiveOnline interactive, TV-quality, educational seminars. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty such seminars over the past three years, and are now offering these with professional medical societies such as the AADMD. The fact that all of these seminars offer Category I Continuing Medical Education (CME) credits for physicians, usually without fees, coupled with the fact that they do not have to travel but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic, life-long conditions as we do. In addition, we do this by offering live, online, real-time interactive, TV quality delivery, utilizing proprietary software with delivery via the Internet.

Special Projects

Disability Awareness Night™ (DAN™)

We continue to refine our Disability Awareness Night campaign by regularly re-examining our mission statement. This mission statement guides our every action as we continue to expand our program into other sports venues.

DAN Mission Statement: The mission of Disability Awareness Night is to recognize the 54.6 million people in the United States classified as having some form of disability, and highlight their extraordinary persistence, dedication, passion, and commitment as well as their abilities to accomplish their goals and achieve their hopes and dreams in the face of adversity. (DAN™) also strives to recognize the many people who care for and support people with disabilities and special needs and who recognize them as contributing, valued citizens of our nation. They are sources of inspiration and motivation for us all.

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox, who embraced the idea that public awareness about disabilities was important. In 2003, participation expanded to fourteen teams. In 2004, we grew to twenty-seven teams, and in 2005, we held (DAN™) events in thirty-one stadiums, including the Hall of Fame Game in Cooperstown, New York. The Hall of Fame Game was the first Military Night of Distinction where Soldiers, Sailors, Airmen, and Marines with disabling conditions as a result of the conflicts in Iraq and Afghanistan were honored on Doubleday Field, in Cooperstown, New York. In 2005 and 2006, we benefited from the participation of our lead sponsor, Massachusetts Mutual Life Insurance Company, whose SpecialCare program has made significant contributions to the field of disabilities and whose financial commitment to the DAN program has been substantial.  In 2007, as in 2006, we held nearly forty (DAN™) events, including our annual Military event.  In 2007 our annual Military event was held prior to a NASCAR race in Loudon, NH at the New Hampshire International Speedway.

During the second quarter of 2008 we began the (DAN™) baseball season with thirteen successful events.  This included our regular annual events with the Philadelphia Phillies, Boston Red Sox, Potomac Nationals, New Hampshire Fisher Cats and New York Mets.  Posted below is a complete list of games that occurred during the second quarter.

Date	Team	City	St	Time
Saturday, May 31, 2008	Fort Worth Cats	Ft. Worth	TX	7:05 PM
Tuesday, June 03, 2008	Philadelphia Phillies	Philadelphia	PA	7:05 PM
Friday, June 06, 2008	Nashville Sounds	Nashville	TN	7:00 PM
Saturday, June 07, 2008	Boston Red Sox	Boston	MA	3:55 PM
Saturday, June 07, 2008	Potomac Nationals	Woodbridge	VA	6:35 PM
Thursday, June 19, 2008	New Hampshire Fisher Cats	Manchester	NH	7:05 PM
Thursday, June 19, 2008	Midland RockHounds	Midland	TX	7:00 PM
Friday, June 20, 2008	Chattanooga Lookouts	Chattanooga	TN	7:15 PM
Wednesday, June 25, 2008	New York Mets	Flushing	NY	7:10 PM
Thursday, June 26, 2008	Syracuse Sky Chiefs	Syracuse	NY	7:00 PM
Friday, June 27, 2008	Sarasota Reds	Sarasota	FL	7:00 PM
Saturday, June 28, 2008	Rochester Red Wings	Rochester	NY	7:05 PM
Saturday, June 28, 2008	Wilmington Blue Rocks	Wilmington	DE	6:05 PM

As each event passes we are continuously reviewing our processes.  Asking questions like what could have gone better or how can we expand this program at this site.  Standard After-Action Reports are being submitted after each event, reviewed and filed to be reviewed again prior to (DAN™) 2009.  Pre-event conference calls have been instituted allowing all the parties involved to speak to one another and ask any last minute questions.  All of the events hosted in the second quarter and viable candidates for events in 2009.

Appended below is the remaining (DAN™) Schedule for 2008.  Currently there are twenty-six events left in the year.  More games may be added.

Date	Team	City	St	Time
Wednesday, July 09, 2008	Trenton Thunder	Trenton	NJ	7:05 PM
Wednesday, July 09, 2008	Salt Lake Bees	Salt Lake City	UT	7:05 PM
Friday, July 11, 2008	Charlotte Knights	Fort Mill	SC	7:15 PM
Friday, July 11, 2008	Fort Wayne Wizards	Fort Wayne	IN	7:00 PM
Saturday, July 12, 2008	Lake County Captains	Eastlake	OH	7:05 PM
Thursday, July 17, 2008	Peoria Chiefs	Peoria	IL	7:00 PM
Sunday, July 20, 2008	Cincinnati Reds	Cincinnati	OH	1:15 PM
Saturday, July 26, 2008	Orange County Flyers	Fullerton	CA	5:05 PM
Sunday, July 27, 2008	Erie SeaWolves	Erie	PA	1:05 PM
Tuesday, July 29, 2008	Toledo Mudhens	Toledo	OH	7:00 PM
Wednesday, July 30, 2008	Los Angeles Dodgers	Los Angeles	CA	7:10 PM
Thursday, July 31, 2008	New York Yankees	Bronx	NY	7:05 PM
Thursday, July 31, 2008	Kansas City T-Bones	Kansas City	KS	7:05 PM
Saturday, August 02, 2008	Frederick Keys	Frederick	MD	6:00 PM
Thursday, August 07, 2008	Charleston RiverDogs	Charleston	SC	7:05 PM
Tuesday, August 12, 2008	Chicago White Sox	Chicago	IL	7:11 PM
Friday, August 15, 2008	Detroit Tigers	Detroit	MI	7:05 PM
Sunday, August 17, 2008	Buffalo Bisons	Buffalo	NY	1:05 PM
Tuesday, August 19, 2008	Greensboro Grasshoppers	Greensboro	NC	7:00 PM
Thursday, August 21, 2008	Albuquerque Isotopes	Albuquerque	NM	6:35 PM
Friday, August 22, 2008	Jupiter Hammerheads	Jupiter	FL	7:05 PM
Tuesday, August 26, 2008	Everett AquaSox	Everett	WA	7:05 PM
Thursday, August 28, 2008	Indianapolis Indians	Indianapolis	IN	7:15 PM
Friday, August 29, 2008	Pawtucket Red Sox	Pawtucket	RI	7:05 PM
Monday, September 01, 2008	Aberdeen IronBirds	Aberdeen	MD	7:05 PM
Wednesday, September 17, 2008	Pittsburgh Pirates	Pittsburgh	PA	7:05 PM

(DAN™) expanded into a new market in the second quarter (Fort Worth, TX) and will do the same in the third quarter.  Fort Wayne, Lake County, Albuquerque, Everett and Aberdeen will all host their first (DAN™) events while (DAN™) returns to several other markets that have not had an event in years, such as Peoria, Erie, Toledo Los Angeles, Frederick, Detroit, and Greensboro.  It’s through this expansion that we can further achieve our mission of increasing awareness.

During the upcoming quarter, EP will continue to effectively plan the annual baseball events, procuring additional sponsors, and exploring other sport arenas to enter.  There continues to be talk about a relationship with NCAA basketball and possibly several NBA franchises.  We are also in discussions about bringing our annual Military event to the Army Navy football game.  We have established positive communication with both West Point and Annapolis and hope to see this come to fruition this year.  There is no doubt that 2008 stands to be the biggest year in (DAN™) history.

United States Military: Exceptional Family Transitional Training Program (EFTTP)

EPGL continues to build on its strength and growth by diversifying its workforce in the Exceptional Family Transitional Training Program (EFTTP). During this reporting period, EPGL began working with Camber Corporation of Huntsville, Alabama, on the delivery of four Exceptional Family Member Program (EFMP) Interactive Multimedia Training Modules for the United States Army. The relationship with Camber has greatly enhanced EPGL’s opportunity to expand its contracting, operations, and services for the United States Army and to seek other funding streams through all the branches of the military as well as state and local agencies.

The status of EFTTP deliverables under 2007 continuation funding follows:

•

EPGL’s award-winning EP magazine continues to be delivered to over 60 Army installations worldwide.

•

EPGL delivered 10,000 customized U.S. Army Family and Morale, Welfare and Recreation Command (FMWRC) Pocket Resource Guides to Army installations worldwide.

•

EPGL is continuing its work with Camber Corporation, subcontracting the delivery of four EFMP Interactive Multimedia Training Modules to Camber:

▪

The four EFMP Interactive Multimedia Training Modules program management plan was developed and EPGL is proud to announce the work order is moving forward. The following is a list of the four EFMP Interactive Multimedia Training Modules:

•

EFMP Overview Interactive Multimedia Training Module

•

EFMP Overseas Interactive Multimedia Training Module

•

EFMP Respite Care Interactive Multimedia Training Module

•

EFMP Advocacy Interactive Multimedia Training Module

•

EPGL is collaborating with Defense Web Technologies, Inc, to deliver an online directory for respite care centers within the continental United States (CONUS) during the fourth quarter of  2008.

EPGL submitted an EFTTP Continuity Proposal for fiscal year 2009 (FY09) to Family and Morale, Welfare and Recreation Command (FMWRC). EPGL will create a Statement of Work (SOW) for delivery in July 2008. The continuity proposal contains the following products and services:

•

EP magazine monthly distribution worldwide, at 10,000 copies. This includes the EP Annual Resource Guide, the definitive reference source for organizations and associations as well as local, state, and federal agencies, professional medical societies, and disability-specific special needs organizations throughout the United States, with a special military section listing EFMP offices and Department of Veterans Affairs centers.

•

Update and distribution of a customized Army Pocket Resource Guide to EFMP Managers worldwide, at 15,000 copies

•

Books from EP Bookstore to approximately 80 U.S. Army Installations

•

Continued 20% military discount for U.S. Army installations on all EP Bookstore special needs books throughout all of FY09. (This discount will also apply to the 80 installations after delivery of their special orders.)

EPGL submitted an EFTTP Proposal for FY09 to the Special Needs Program Manager of the U.S. Coast Guard – U.S. Department of Homeland Security. EPGL will create a Statement of Work (SOW) for delivery in August 2008. Our proposal for products and services follows:

•

EP magazine monthly distribution worldwide, of 5,000 copies. (This includes the EP Annual Resource Guide, the definitive reference source for organizations and associations as well as local, state, and federal agencies, professional medical societies, and disability-specific special needs organizations throughout the United States, with a special military section listing EFMP offices and Department of Veterans Affairs centers.

•

Distribution of a customized Pocket Resource Guide to EFMP Coordinators worldwide, of 20,000 copies.

•

Books from EP Bookstore at special discounted prices to all twenty-five U.S. Coast Guard installations worldwide.

•

In the future, U.S. Coast Guard installations will be able to purchase books from the EP Bookstore at a 20% discount. At present, the EP Bookstore has over 2,600 disability-specific titles available and numerous audio and videotapes focused on a myriad of disability-related topics.

•

Four online, interactive, live, TV-quality Continuing Medical Education (CME)-accredited educational programs with content of choosing for U.S. Coast Guard medical personnel and families.

•

The elements of this proposal closely mirror the elements that we have delivered as part of the U.S. Army EFTTP funding over the past two years. In addition, there are eight U.S. Army installations worldwide that have been provided with fully integrated, fully functioning LiveAccess Systems which have, and can continue to be, used by families, physicians, and allied healthcare professionals to participate in any and all of the online education programs EP offers during the year, free of charge. For physicians and allied healthcare professionals, this means that they can obtain valuable CME credits and Continuing Education Units (CEUs) from anywhere they are stationed, without incurring the expense of travel and conference fees. The LiveAccess Systems can also be used for communication with Coordinators in real time to collaborate on projects that have a short turnaround time for delivery and to hold discussions and coordinate with other EFMP Coordinators at Army, Navy and Marine Corps bases worldwide.

EPGL submitted an EFTTP Proposal for FY09 to the EFMP Manager of the Personnel & Family Readiness Division of the United States Navy. This proposal is a joint proposal for the Department of the Navy and the U.S. Marine Corps. EPGL will create a Statement of Work (SOW) for delivery in August 2008. Our proposal for products and services follows:

•

EP magazine monthly distribution worldwide, of 20,000 copies. (This includes the EP Annual Resource Guide, the definitive reference source for organizations and associations as well as local, state, and federal agencies, professional medical societies, and disability-specific special needs organizations throughout the United States, with a special military section listing EFMP offices and Department of Veterans Affairs centers.

•

Distribution of Navy and Marine Corps customized Pocket Resource Guides to EFMP Coordinators worldwide, of 20,000 copies.

•

Navy and Marine Corps Coffee Table Book distribution to U.S. Navy and Marine Corps Commands worldwide, at the end of 2009.

•

Books from EP Bookstore to the 20 largest U.S. Navy and the 10 largest Marine Corps bases, stations, and camps worldwide.

•

For remaining U.S. Navy and Marine Corps naval bases, stations, and camps worldwide, a 20% discount on all EP Bookstore special needs books throughout all of fiscal year 2009

•

Four online, interactive, live, TV-quality Continuing Medical Education (CME)-accredited educational programs with content of choosing for Navy and Marine Corps medical personnel and families.

•

The elements of this proposal closely mirror the elements that we have delivered as part of the U.S. Army EFTTP funding over the past two years. In addition, there are eight U.S. Army installations worldwide that have been provided with fully integrated, fully functioning LiveAccess Systems which have, and can continue to be, used by families, physicians, and allied healthcare professionals alike to participate in any and all of the online education programs EP offers during the year, free of charge. For physicians and allied healthcare professionals, this means that they can obtain valuable CME credits and Continuing Education Units (CEUs) from anywhere they are stationed, without incurring the expense of travel and conference fees. The LiveAccess Systems can also be used for communication with Coordinators in real time to collaborate on projects that have a short turnaround time for delivery and to hold discussions and coordinate with Navy and Marine Corps EFMP Coordinators and Army EFMP Managers worldwide.

•

Creation of eight interactive multimedia training modules for the Navy and Marine Corps EFMP Coordinators, with ongoing maintenance and updates to content and graphic design. EPGL will develop and deliver online, with full access, the following eight Level Three Knowledge, Skills, and Abilities (KSAs) interactive multimedia and training modules: (1) EFMP Overview; (2) Customer Service; (3) EFMP Screening; (4) Respite Care; (5) Advocacy; (6) Extended Care Health Option (ECHO); (7) Humanitarian or Compassionate Requests; and (8) Community Recreation Special Needs, all to be hosted on the services’ respective Web.

•

A House Appropriations Subcommittee on Defense (HAC) FY09 Member Request Form was submitted for expansion of the EFTTP that would provide resources and support for United States Military servicemembers who are caring for a family member with disabilities or special needs. If approved, HAC FY09 would deliver services under EFTTP for Soldiers, Sailors, Marines, and Airmen. EPGL will create a Statement of Work (SOW) for delivery in August 2008.

EPGL is awaiting the obligation of $1M in funding from the Department of Defense Education Activity (DoDEA), which will deliver services under EFTTP for Soldiers, Sailors, Marines, and Airmen. EPGL will create a Statement of Work (SOW) for delivery in August 2008.

Strategic Initiatives:

EPGL’s platform for growth is due in part to a number of initiatives that allow EPGL to address target markets in a concentrated manner:

•

The Chief Military Contracting and Operations Officer is actively pursuing funding streams through federal government acquisition services.

•

EPGL has contracted with DeSutter, Kerr & Associates, Inc. (DKA), of West Palm Beach, Florida, to assist EPGL in a submittal of proposal for the General Services Administration (GSA) Schedule. This move will provide EPGL greater leverage to make federal government acquisitions this year and in the future.

Trade Shows

As a world-wide multi media company, EP Global Communications, Inc believes that having a company presence at key trade shows and conferences around the nation represents an excellent opportunity to accomplish several marketing objectives:

1.

A cost efficient way to meet our existing advertisers and share ideas and experiences with them and to let them know developments and new offerings of our company;

2.

A cost effective way to meet and establish working relationships with new advertisers and potential clients who might not otherwise be available of the varied products and services offered by EPGL;

3.

A proven methodology for reaching out to readers of EP Magazine, solidifying our reputation with them and engaging them to help spread the word about EP and our mission, goals and objectives.

4.

Sell product  i.e. books and subscriptions

EPGL has also found over the years that Trade Shows and Conferences are an excellent way to identify with speakers and presenters who, in turn, can be approached to participate in EPGL editorial contributions and as faculty members for our on line interactive educational seminars.

Over the years EPGL has been successful in swapping advertising space in EP Magazine in exchange for prime booth space and other valuable consideration, thus minimizing drains on cash while maximizing exposure to the very market we serve.

In the second quarter ending June 30, 2008 EPGL had a presence at the following Trade Shows and Conferences:

•

American Network of Community Options and Resources

•

The American Occupational Therapy Association

•

Developmental Disabilities Nurses Association

•

American Physical Therapy Association

•

Showcase for Commerce

•

The Arc of New Jersey

•

Family Café

•

Abilities Exposition

•

The Council for Exceptional Children

At the end of the second quarter 2008 EPGL has had a presence at 22 Trade Shows and Conferences exposing EP and its wide array of products to over 50,600 attendees, consumers, physicians, allied health care professionals, educators and caregivers.

Circulation and Marketing

EP has become a leader in offering multimedia educational resources for the special needs community through our publishing and communication product lines.  In order to strengthen all facets of the EP lines, we have been, and are continuing to be, heavily focused on areas of efficiency, productivity, and new innovative marketing concepts.

Our continued goal is to significantly increase our paid circulation and related development activities, such as bundled advertising and sponsored bulk distribution of the monthly magazine, which we believe should yield higher revenue performance for us. It is important to note that increases in unit circulation will also result in increases in advertising, as we will be reaching a larger audience, which should justify increases in ad page sales from a larger number of ad page sales as well as ad page rate increases.

Our aggressive and forward-thinking marketing efforts have begun to move EP forward in its circulation growth patterns.  We are working diligently to improve the efficiency and performance on multiple levels affecting customer service, marketing and promotional efforts, and performance reporting. While significant changes have been made to each of these areas, we continue to evaluate and adjust initiatives and procedures in order to achieve the greatest productivity and recognition of EP’s various product lines.

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

•

Increased media use (e.g.: radio, print news)

•

Entrance into new markets, such as the film industry, through sponsorship and public relations support

•

Directed and individualized campaign efforts for each branch of EP (e.g.: specific marketing copy and promotional items for each of the following: DAN events, EP LiveOnline, EP Bookstore, Subscription Donation Program, subscription promotions, etc.), in addition to cross-promotion efforts

•

E-blasting

•

Community involvement through participation in local events at various locations

•

Review, analysis, and reorganization of subscription renewal efforts, including review and analysis of option for automatic renewal of subscriptions

•

Re-evaluation of production schedules (subscriber processing) and adjustment of operations accordingly

•

Monitoring of events on daily/weekly tracks versus monthly/quarterly/annually

•

Acquiring access to vendors’ subscriber processing databases in order to establish new operating procedures for each stage of the circulation/subscriber series of events

As EP moves toward a more modernized, more efficient, and more productive circulation and marketing department, we are confident of greater ROI and higher profit yields occurring within upcoming quarters.

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

EP Bookstore

EP Bookstore houses over 2,600 disability-specific books, DVDs, videos, and tapes dealing with a wide range of disability topics. We have been building this base for quite some time and are now poised to leverage its growth with some targeted marketing to specific market segments such as military bases and libraries across the nation.

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

Online Interactive Educational Seminars

Another element in our product mix is the EP LiveOnline™ (EPLO) interactive, TV-quality, educational seminars that we make available through our Strategic Marketing Alliance with Vemics, Inc. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty-five such seminars over the past three years. We have offered these in concert with professional medical societies such as the AADMD and now are poised to offer them with societies such as the Child Neurology Foundation (CNF) and CNS. We expect to conduct a total of over 15 such seminars in 2008. The fact that all of these seminars offer Continuing Medical Education (CME) accreditation for physicians, usually without fees, coupled with the fact that the physicians do not have to travel but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive, authoritative, educational programming that is focused exclusively on chronic life-long conditions that we do. In addition, we do this by offering real-time, live, interactive, TV-quality information utilizing proprietary software and delivery over the Internet.

Results of Operations

Liquidity and Capital Resources

Cash decreased to $6,035 at June 30, 2008 from $124,058 at December 31, 2007.

Net cash used for operating activities for the six months ended June 30, 2008 was $115,805.  The primary reason for the cash usage was to fund the loss for the period.

Net cash used for investing activities for the six months ended June 30, 2008 amounted to $14,337 and represented the acquisition of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $12,119.  The increase was related primarily to related party activity.

Management believes that with the operational cash to be generated by military programs, as well as online seminars, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecasted revenues, management believes that both the revenue generation forecasted will meet the liquidity requirements of EPGL for 2008.

Results of Operations

Reflected in the tables that follow are comparisons of revenue and sales and general and administrative expenses for the three months ended June 30, 2008 and 2007, as well as for the six months ended June 30, 2008 and 2007. The Company continues to invest in methods of improving advertising revenue and these efforts are detailed below.

Revenues for the three months ended June 30, 2008, as compared to the same period in 2007, decreased by approximately $164,000. Advertising revenue decreased by approximately $135,000 for the quarter.  This decrease occurred as a result of sales representatives being replaced in two separate regions.  Subscription revenue saw a decrease of approximately $18,000.  Over the past year, EPGL has moved away from an outside vendor who handled subscriptions, to an in-house staff position.  As a result, there will be a turn-around, which has already started in the first quarter of 2008, capturing expired subscription and renewing them for additional one, two, or three year period.    A decrease of approximately $35,000 in book sales took place as a result of military installations receiving their orders in the first quarter of 2008 versus the second quarter in 2007.

Special Project revenue increased by approximately $14,000 as a result of timing differences related to Disability Awareness Night events and Pocket Resource Guides.  Pocket Resource Guides were generated and distributed during the first quarter of 2007; however, in 2008, the Pocket Resource Guides were distributed during the second quarter; therefore, the income is reflected in the June 30, 2008 financials.

Operating Expenses Including Cost of Sales

The significant variations in the components of selling, general and administrative expense are discussed below.

For the quarter ended June 30, 2008, SG&A expenses increased by approximately $63,000 as compared to June 30, 2007. The increase reflects a 9.9% increase over 2007 levels.

There was an increase in salaries and benefits of approximately $70,000 as a result of the increased allocation of such costs to selling, general, and administrative expenses.  During the second quarter of 2008, three staff positions have been eliminated from the Johnstown, PA headquarters.

Business travel has been reduced by approximately $7,000 as a result of closer monitoring of travel expenses and reduction in the number of employees being sent to conferences and trade shows.

Consulting fees have increased by $6,000 over the same quarter of 2007.  EPGL has entered into an agreement for consulting services as several items under litigation draw to a close.  Other General and Administrative expenses have shown a increase of approximately $13,000 over 2007 levels.  Management continues to monitor all areas of expenses in an effort to keep all associated costs below 2007 levels.

Interest expense has increased in the second quarter of 2008 over the second quarter of 2007, by approximately $25,000 due to the accretion of interest on funding debt to the NIR Group.  This funding of $100,000 per month was completed in November, 2007.

Depreciation and amortization expenses have decreased by approximately $10,000 in the second quarter of 2008 from the second quarter of 2007 as a result of several fixed assets being fully depreciated, but which are still utilized by the staff.

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

The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $5,713,561 was recorded as a liability as of June 30, 2008. The convertible debt will be accreted to its face value of $6.32 million under the interest method until it is either converted or matures. As of June 30, 2008, the total accretion was $977,825 (of which $245,539 was recorded in the first six months of 2008; $200,613 was recorded in the first six months of 2007). Separately, the holder of the note exercised conversion privileges for 136,630,608 shares of common stock in 2008, thereby reducing the amount of the debt by $25,091.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were not effective as of June 30, 2008 inasmuch as two material weaknesses existed in the Company's system of internal control.  These are:

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351.  When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy).  The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint.  The Company and its counsel believe that further litigation could result in the ultimate dismissal of this Chapter 7 Trustee Claim.  The Company has made all timely filings with the court..  This case is now out of bankruptcy court and scheduled for trial in December, 2008.

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

Arbitration in this matter took place on July 15th and 16th, 2008 at the offices of the American Arbitration Association in New York, NY.  After one and one half days of direct testimony of Mr. Heath and cross examination of EP counsel a settlement was reached.  The Company agreed to pay Mr. Heath $17,500 on or before October 1, 2008.

Other than noted above, there is no litigation pending or threatened by or against us at June 30, 2008.

Item 1A.  Risk Factors

Not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

        A.  Exhibits

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        B.  Reports on Form 8-K

8-K	Changes in Registrant’s Certifying Accountant

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

Dated:	August 14, 2008