Form 10-Q
period 2008-09-30
EP GLOBAL COMMUNICATIONS INC
filed 2008-11-14
CIK 1113947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2008

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

 698,816,753 shares of $0.0001 par value common stock outstanding as of November 13, 2008.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION (Unaudited)

	Item 1. Financial Statements
	Consolidated Balance Sheets
	September 30, 2008 and December 31, 2007 (audited)	2-3

	Consolidated Statements of Operations
	Quarter Ended and Nine Months Ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2008 and 2007	5-6

	Notes to Consolidated Financial Statements	7-27

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-44

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4T. Controls and Procedures	45

Part II	OTHER INFORMATION

	Item 1. Legal Proceedings	46-47

	Item 1A. Risk Factors	48

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

	Item 3. Defaults Upon Senior Securities	48

	Item 4. Submission of Matters to a Vote of Security Holders	48

	Item 5. Other Information	48

	Item 6. Exhibits	48

	Signatures	49

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

September 30, 2008

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

EP publishes and distributes Exceptional Parent Magazine, an international publication, designed to serve the informational needs of families and professionals who are involved in the care and development of children and adults with disabilities and special health care needs.  EP also develops and implements online accredited Continued Medical Education Programs; has its own library of over 2,300 disability book titles, over 3,000 titles on the website, and publishes clinical monographs which are disseminated to physicians, researchers and allied health care professionals, as well as families and caregivers all over the world.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

Cash

Cash includes cash in banks, deposits with financial institutions, and all highly liquid investments with a maturity of three months or less.  Cash balances were $6,981 and $124,058 at September 30, 2008 and December 31, 2007, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables.

The Company's cash is concentrated primarily in two banks in the United States.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company's financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

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

Provision for Losses on Uncollectible Receivables

The provisions for losses on uncollectible trade receivables are determined principally on the basis of specific identification and past collection experiences.  The allowance for doubtful accounts on accounts receivable balances was $20,451 and $37,760 at September 30, 2008 and December 31, 2007, respectively.

Accounts Receivable Factoring

As a means to improve the Company’s cash flow and receive more immediate funding, selected accounts

receivable are serving as collateral on cash advances from Coastline Financial Services Group, Inc.   (CFSG), a financial firm located in North Miami, Florida.  The contract, signed August 1, 2008, between   EP and Coastline, expires August 4, 2009.

At the time of sale to CFSG, EP is funded 80% of the total invoices, less fees, with the 20% balance

held in reserve by CFSG until payment is received from the Customer.  When payment is received   by CFSG, the 20% balance is remitted to the Company.  If an invoice is aged over 90 days, EP loses the   funding for it and in essence buys it back.  The receivable from Coastline was $14,819 and $0 at September   30, 2008 and December 31, 2007, respectively.

Inventories

Inventories, consisting primarily of books, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

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

Advertising revenue, which consists predominantly of graphic and text displays, is recorded in the period corresponding to the presentation in the publication. Online advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized in the period the advertising is displayed.  The costs to develop this internet income are period costs and are expensed when incurred. Print publication advertising and circulation revenues are recognized, net of agency commissions and applicable discounts, when publications are issued.  List rental income is recognized, net of commission, when a list is sold or rented.

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

September 30, 2008

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

No compensatory options or warrants were granted during the quarters ended September 30, 2008 or 2007.

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

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  ” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding during the year.  The basic weighted average shares were used in calculating quarter the diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  The following securities have been excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007:  common stock warrants – 10,000,000 shares; convertible preferred stock – 718,863 shares and convertible debt – 413,333,332 shares.

Fair Value Measures

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115” (“SFAS No. 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

For financial instruments including cash, accounts payable and accrued expenses and notes payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

New Financial Accounting Standards

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.  FIN 48 did not have an impact on our consolidated financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, "Share-Based Payment" ("SAB 110"). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. Management does not believe there will be a material impact from the adoption of SAB 110 on our consolidated financial position and results of operations.

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

September 30, 2008

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

Basis of Presentation

The Company has incurred continuing net losses, its working capital deficit has increased by approximately $2 million for the nine months ended September 30, 2008 and the Company has an accumulated deficit of approximately $10 million at September 30, 2008.  The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Management believes that the Company’s continuing initiatives to produce significant increases in revenues and to enact cost reduction programs, along with the ability to raise funds on reasonable terms through borrowing or the issuance of securities, if necessary, will allow the Company to meet its cash requirements.  The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a gong concern.

Reclassifications

Certain amounts reported for 2007 have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on reported income.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

2.  Property and Equipment

Property and equipment at September 30, 2008 (unaudited) consisted of the following:

Property and equipment at December 31, 2007 (audited) consisted of the following:

Depreciation expense for the quarters ended September 30, 2008 and 2007 was $9,390 and $22,488 respectively.  Year-to-date as of September 30, depreciation expense was $27,123 in 2008 and $66,275 in 2007.

3.  Accrued Expenses

Accrued expenses consisted of the following:

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

4.  Debt

Long-Term Debt

Long-term debt at September 30, 2008 consisted of the following:

Long-term debt at December 31, 2007 consisted of the following:

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

The following are maturities of long-term debt:

On September 23, 2005, the Company completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.  Collectively this group of entities is referred to as the “NIR” Group.

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

In the first quarter of 2008, the Company entered into discussions with the NIR Group, LLC with the intent of restructuring all of the Company's outstanding debt obligations to AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.  In September 2008, a payment of approximately $1.3 million was due and payable.  The Company did not make the required payment nor did the debt holder issue a default notice, due to the ongoing negotiations.  The Company has reached an agreement in principle, subject to the execution of definitive documents, in which the NIR Group, LLC has agreed to consolidate and extend the maturity date on all notes for three years to October 2011.  The terms and conditions of this restructuring will be part of the definitive agreement, which the Company expects to execute by the end of November 2008.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $3,462,829 was recorded as a liability as of September 30, 2008.  The convertible debt will be accreted to its face value of $3.7 million under the interest method until it is either converted or matures. As of September 30, 2008, the accretion was $737,688, of which $68,487 was recorded in the third quarter of 2008, $67,218 was recorded in the second quarter of 2008, and $66,183 was recorded in the first quarter of 2008. Accreted interest totaled $257,684 in calendar year 2007 and $278,116 was recorded in prior years.

If the obligation had been settled on September 30, 2008, the Company would have issued 82,448,300,197 shares of its common stock (with a fair value, based solely on the quoted market price per share as of September 30, 2008, of $5,771,381).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

For the nine months ended September 30, 2008, principal and accrued interest of $35,687 was converted into 271,031,608 shares of common stock. For the period October 1, 2008 through November 13, 2008, principal and accrued interest of $4,431 was converted into 63,297,000 shares of common stock.

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

September 30, 2008

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

In accordance with Emerging Issues Task Force Topic 00-27 and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants and the beneficial conversion privileges to each respective security at their fair values.   The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” in determining whether the conversion option is an embedded derivative instrument.  In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $2,366,822 was recorded as a liability as of September 30, 2008.  The convertible debt will be accreted to its face value of $2.6 million under the interest method until it is either converted or matures.  As of September 30, 2008, the cumulative accretion was $366,822, of which $58,198 was recorded in the third quarter of 2008, $56,767 was recorded in the second quarter of 2008, and $55,371 was recorded in the first quarter of 2008.  Accreted interest totaled $167,740 calendar year 2007 and $28,746 was recorded in calendar year 2006.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

If the obligation had been settled on September 30, 2008, under the formula for conversion, the Company would issue 56,352,902,187 shares of its common stock (with a fair value, based solely on the quoted market price per share as of September 30, 2008, of $3,944,703).  However, under the terms of the agreement, the maximum number of shares that could be required to be issued is 206,666,666.

In connection with the notes payable to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, described above, the Company has deferred financing costs and fees, which are amortized over 36 months, as follows:

In the first quarter of 2008, the Company entered into discussions with the NIR Group, LLC with the intent of restructuring all of the Company's outstanding debt obligations to AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.  In September 2008, a payment of approximately $1.3 million was due and payable.  The Company did not make the required payment nor did the debt holder issue a default notice, due to the ongoing negotiations.  The Company has reached an agreement in principle, subject to the execution of definitive documents, in which the NIR Group, LLC has agreed to consolidate and extend the maturity date on all notes for three years to October 2011.  The terms and conditions of this restructuring will be part of the definitive agreement, which the Company expects to execute by the end of November 2008.

5.  Related Party Transactions

Amounts due to shareholders at September 30, 2008 consisted of the following:

schedule continues next page

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

Amounts due to shareholders at December 31, 2007 consisted of the following:

The deferred compensation amount due the Chief Executive Officer represents unpaid compensation due him based upon the normal annual compensation that remains unpaid at the end of September 30, 2008. This balance is non-interest bearing.

 See Note 6 for information regarding common stock issued for services.

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

6.  Stock Issued for Services

For the nine months ended September 30, 2008 and 2007 the Company did not issue any of its common stock, except in connection with conversion if its debt.

7.  Stockholders' Deficiency

Common Stock

On June 17, 2008 the Company's board of directors and a majority of its stockholders authorized an increase of the number of shares of common stock from 500,000,000 to 2,000,000,000 shares.  All the outstanding common stock is fully paid and non-assessable.

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

September 30, 2008

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

September 30, 2008

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

September 30, 2008

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

September 30, 2008

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

8. Commitments and Contingencies

Operating Leases

The Company has operating leases for temporary living space expiring in 2008, for office space expiring in 2009, and for office equipment expiring in 2008.  Total operating lease expense amounted to $40,258 and $40,582 at September 30, 2008 and 2007, respectively.  Subsequent operating lease payments are approximately $12,000 in 2008 and $42,000 in 2009.

Legal Proceedings

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351.

 When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy).  The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint.  The Company and its counsel believe that further litigation will result in the ultimate dismissal of this Chapter 7 Trustee Claim.  The Company has made all timely filings with the court.  This case is now out of bankruptcy court and scheduled for trial in December 2008.

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

This case was commenced on December 17, 1999. Psy- Ed is the plaintiff and counter-claimants in this case. The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination and successfully defended itself in three separate appeals made by Ms. Schive alleging that the Company and its President and CEO “discriminated against people with disabilities, especially people who were deaf” and that “the CEO orchestrated the relocation of the office from

EP Global Communications, Inc. And Subsidiary

Notes To Consolidated Financial Statements

September 30, 2008

Brookline Massachusetts to New Jersey for the purpose of terminating her employment”.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD. Still pending are her claims for abuse of process and retaliation. The Company and its attorneys feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the Company was terminated for cause in August of 1997. He filed a complaint with the Massachusetts Commission Against Discrimination in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had retaliated against him because of his support for Kimberly Schive.

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

During the non-jury trial held in June of 2006, eight of Klein’s ten claims against the Company were dismissed. The Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note. The balance on that note was approximately $124,000. The Company intends to rigorously defend against the decision and to date no decision with regard to any award of damages has been made, although a four and one half hour hearing on all positions regarding these matters was held on January 4, 2008 with no decision being reached.  During that hearing, attorney’s for the Company presented oral arguments in support of motions for entry of judgment in favor of the Company, Mr. Valenzano and all former and present directors on all counts or, in the alternative, for a new trial.  Company counsel also opposed the motions of Stanley Klein and Kimberly Schive for entry of judgment in their favor without the need for further proceedings concerning damages or attorney’s fees.  The attorneys for Schive have specifically sought an award of $426,661 for attorney’s fees and $125,000 in compensation for her alleged emotional distress.  Attorney’s for Klein petitioned the court for an award of $124,174 in principal on the portion of the Psy-Ed promissory Note that remained unpaid (an amount that is incorrect and disputed) plus interest from December 31, 1999 as well as $125,000 in emotional distress and $527,962 in attorney’s fees.  Company counsel argued on behalf of the defendants that it would be procedurally and substantively improper to award the plaintiffs these amounts.  The matter is now under advisement by Judge Sandra Hamlin.  Counsel for the Company is unable to render an opinion concerning how Judge Hamlin will resolve the motions for judgment in favor of the defendants and third-party defendants, nor, should some or all of those motions be denied, how the court will resolve the motions for judgment submitted by Klein and Schive.  It is the Company’s position that it will prevail with respect to any adverse findings although it is impossible to assert at this time that there is any certainty with respect to this position.

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

September 30, 2008

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

Arbitration in this matter took place on July 15th and 16th, 2008 at the offices of the American Arbitration Association in New York, NY.  After one and one half days of direct testimony of Mr. Heath and cross examination of EP counsel a settlement was reached.  The Company agreed to pay Mr. Heath $17,500 on or before October 1, 2008 and such amount was accrued and paid.  The matter has thus been settled between the parties.

Other than noted above, there is no litigation pending or threatened by or against us at September 30, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

In this section, “Management's Discussion and Analysis of Plan of Operation,” references to “we,” “us,” “our,” and “ours” refer to EP Global Communications, Inc. (EPGL), and its consolidated subsidiaries.

Operating Activity

While the current economic environment has posed great challenges for virtually every business sector in the United States and abroad, and while EPGL has been impacted significantly in the last three quarters by these conditions, the Company continues to hold fast to its marketing and growth plans.  We have laid the foundation for a multi-media platform and have no intention of deviating from it, in spite of the difficulties market conditions present.  We feel that the manner in which we have built our organization will enable us to adapt and improvise quickly to changing market conditions, turning them to our advantage.  An illustration of this is the emphasis we now place on our worldwide strategic relationship with Vemics, Inc.  Heretofore we have focused attention on the delivery of high quality online real-time accredited educational seminars in the medical arena.  While that still remains a significant focus, we have also adapted our marketing efforts to the very real market conditions of high travel costs resulting from high fuel costs.  The Vemics LiveAccess technology lends itself to enabling large and small companies to continue to conduct important sales meetings and business development activities without incurring the expensive costs of travel.  In addition, recent activities with key companies delivering educational programs from central site facilities have found it economically viable and a valuable incremental add-on in terms of revenue from broadcasting the content to a network of Vemics sites which we have built around the country.  So, while it is true that traditional streams of income are difficult to achieve in the face of these extraordinary times, our unique multi-media platform provides a way to overcome this.  EPGL’s goal remains to capitalize upon its 38-year professional history, with new streams of revenue and innovative projects under way that have the potential for significantly and positively impacting, far into the future, the kind of proprietary information and support vital to people with disabilities and special needs, and for the physicians, allied healthcare professionals, teachers, families, and other caregivers involved in their care and development.

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

Editorial

EP’s editorial team progressed through the third quarter of 2008, featuring an array of compelling stories, monthly theme-related articles, and continuing series in the print magazine and on the EP Web site.

Monthly Editorial Themes and Feature Stories

The 3rd quarter of 2008 included the following monthly themes:

•

July:

Home Improvement

•

August:

Healthcare

Genetic Disorders

Newborn Screening

•

September:

Education

July

For those with physical disabilities, accessibility to their physical environment is an issue of paramount importance and perhaps nowhere is the need to move about unencumbered more important than in the home environment. In EP’s July home improvement-themed issue, articles presented real-life scenarios of a college student and a family and the methods by which they are succeeding in making their home environments places that are accessible and comfortable—the refuge that a home should be—for all members of the family, especially a member who uses a wheelchair for mobility. The article “Technology Opens New Doors” related the story of Sara Pyszka, who attends a university four hours from her family’s home. For Sara assistive technology (AT) in her college apartment offers the opportunity for independent living with devices like the DynaVox Vmax an indispensable tool in her success. The Vmax is a speech-generating device that Sara uses as her verbal method of communication. As the story related about Vmax technology, “Modeled on the natural language formation process, the devices feature synthesized speech and a dynamic display screen driven by the vocabulary choices of the user”. By tapping a switch mounted on the headrest of her motorized wheelchair, Sara scans and selects vocabulary that she programs or is preprogrammed into the device, then hits the switch to share what’s on her mind.

“Sara uses a remote control page on the device when friends gather at her apartment to watch TV. Using its computer access capabilities, she keeps her PA (personal assistant) schedule up to date while its text messaging capabilities offer a quick way to inform PAs of unexpected schedule changes and for them to let Sara know when they will be late for a shift. To text, she composes a message then selects a command button to activate the cell phone mounted on the device. When someone texts Sara, the button lights up. She scans and selects the button to retrieve the message.”

In the article “A Home for the Whole Family,” readers were welcomed into the home of Laurie and Jeff Schutz. The Schutz’s son, Joel, was born with profound disabilities as a result of birth complications. The Schutz’s recently upgraded from a much smaller and much less accessible older home on family acreage to a multi-story, highly accessible home that meets all of Joel’s needs, now and as he gets older. The accessibility issues were solved through an array of home features like the ones below, which were presented as a list in the article.

•

All exterior doors are wheelchair accessible

•

Garage is custom designed for a wheelchair van

•

A three-stop residential elevator with automatic door and gate opener was installed

•

Hallways are 5 feet wide

•

Doors and doorways are oversized

•

Two-story therapy room

•

Joel’s bedroom is designed to accommodate a future ceiling track lift system [an example of how the Schutz’s incorporated details into the homes design that will carry them into the time when Joel is older and heavier]

•

Each floor of the house has a wheelchair accessible bathroom, with Joel’s private bathroom featuring a roll-in shower, changing counter, and roll-under sink

Also in July, EP featured stories entitled, “Access to Services for Dental Care,” “Out of the House and Into the Unknown: Helping Individuals with Autism Cope in a Social World,” and “Music to My Ears.” EP was pleased to run an exclusive interview with Pennsylvania House Speaker, Dennis O’Brien, as well as an article entitled, “The Velvet Hammer” about the formidable, Louise Underwood, 72, a disability rights advocate who has been making a difference in her home state of Kentucky and across the nation for over 30 years.  Sadly, EP’s contact with Louise proved to be her final media interview as this advocacy dynamo passed away on June 23, just as EP’s July issue was going to press.  In the August issue, EP ran a tribute to Louise and her untiring work for people with disabilities.

Several of EP’s monthly series continued in July including: Spiritual and Religious Supports, Aquatics Therapy and Recreation, and ADHD.

The military section of the July issue had two series articles, one a series continuation, the Traumatic Brain Injury (TBI) and Post-traumatic Stress Disorders (PTSD) series. The July installment explored the high incidence of depression among servicemembers returning from war with TBI and PTSD.  Additionally, the Deployment and Children with Special Needs series kicked off with a first installment entitled, “Young Heroes: Preparing Military Children for a Parent’s Deployment”.  This series is done in conjunction with Health Net, Inc.  Also in July, EP ran an informative article about the Soldier and Family Assistance Centers (SFACs).

In July, EP produced one of its many supplements, this one the National Mobility Equipment Dealers Association (NMEDA) Guide to Mobility. Working with NMEDA, a long-time EP partner, the supplement featured compelling articles like, “A Pro-Active Approach to Obtaining a Vehicle Requiring Modifications,” “The Keys for Your Teen Driver,” “So You’ve Made Your Modified Vehicle Wish List,” and “Awarding the Low Bid: Who is the Real Winner?”

August

In the annual healthcare-themed issue, several notable topics comprised the editorial line-up. In EP’s continued efforts to present epilepsy-related articles, “Controlling Seizures” introduced readers to a cutting edge, cranium-implanted device, the responsive neurostimulator systems (RNS), which, as the article informs, “delivers controlled stimulation sent directly to the specific area of the brain that triggers an individual’s seizures.” Also in the August issue, the article “Disease Management” looked at the need for moving to preemptive healthcare rather than reactive healthcare for people with disabilities.

Two additional themes rounded out the August issue: genetic disorders, as well as newborn screening with a multi-page feature entitled, “Rare Disorders and Diseases” and “What’s New with Newborn Screening.”

Part 6 of the ongoing “Feeding and Swallowing Series” ran in August and columns like: Research Frontiers, Organizational Spotlight, and An Expressed Perspective featured the articles “ADHD and Executive Function; Lessons Learned from Research,” “The Leaders of our Future,” and “The Importance of Being Independent,” respectively.

Part 2 of the “Deployment and Children with Disabilities” series ran in August’s military section; as well as, an article about Fisher House Homes. The Military Child’s Education Coalition (MCEC) contributed two timely articles as children prepare to go back to school: “The Quest for the Right School” and “School Entry and Exit Planning for Children with Special Needs”.   Also in August, EP took the opportunity to introduce military readers to yet another inspiring military family, the VanHooks. Deanna VanHook is a young mother who was in an accident as a teenager that resulted in paralysis. She now ambulates using a wheelchair.  In the early 90s she met and married her husband, Lieutenant Commander Tom VanHook, and the couple had two children both who have been diagnosed with ADHD.  Despite their challenges, this family’s positive attitude has caused them to thrive.

September

The month of September was the annual Education issue, featuring a number of articles for families with school-age children with disabilities. A three-part feature gave tips and suggestions for transitioning students into elementary, middle, and high school. September also highlighted special education professionals from all over the country as EP named the annual “Teacher Models of Excellence”, based on nominations from families and fellow professionals who work most closely with these stellar teachers. Also within the education-themed section was a significant feature story entitled, “Planning Ahead Can Save the Life of a Child with Epilepsy,” which was, as the feature’s preemptory paragraph related, “a primer article on the necessity for a seizure emergency plan and for added awareness and education about the administration of emergency anti-epileptic medication with the school environment.” The article also covered the need for school professionals to consider things that can be done to maintain a seizing student’s dignity i.e., moving other children out of the area, shielding the student having a seizure with a screen or sheet, etc. An important sidebar also discussed the issue of how to manage and, ideally, reduce the stigma that students with epilepsy often experience.

In September, EP also presented a primer article on childhood bipolar disorder in it continuing commitment to offering timely and thorough information on childhood mental illness.

Part 7 of the Aquatics Therapy and Recreation series ran in September as did Part 4 of the ADHD Education series. September also saw the first installment in the Incontinence Education Series with the article entitled, “An Overview of Bowel Incontinence. What Can Go Wrong”?

The military section included Part 3 of the Traumatic Brain Injury/Post-traumatic Stress Disorder Series, which looked at the prevalence of substance abuse among returning servicemembers with TBI and/or PTSD. September also included a new mini-series called Just For Teens. This series is unique as the article is written directly to teens rather than to their parents. It is EP’s hope that adult EP readers will pass on these articles as a vital resource for teens in a military family.

The September issue included “The Consumer’s Guide to Assistive Technology”, EP’s second AT supplement in 2008, as a special pull-out supplement.  Articles of note were entitled, “Mother-Daughter Duo Changes the World of Technology,” “Pittsburgh Children Enjoy a Year of Progress with Speech Technology,” “Rediscovering the Bookworm,” and “Everyone Reads at Bookshare.org”.

EP Web Site

As usual, EP’s Web site content has additions and changes daily with a concentrated flurry of new postings on the first day of each month that mirror the monthly magazine theme. During the 3rd quarter, one Web site article of particular note was the interview with newly appointed National Organization for Rare Diseases (NORD) President, Peter L. Saltonstall, in early August.

Looking Ahead

As the editorial staff wraps up the remainder of 2008, a variety of feature stories will appear and plans for 2009 are underway:

•

The Feeding and Swallowing series will wind down in the 4th quarter with the final article scheduled for February 2009.

•

The four-part Incontinence Education Series kicked off in September and will continue through early 2009.

•

The 12-part Aquatics Therapy and Recreation series, which has threaded throughout 2008, will end in February 2009.

•

Because of the positive feedback about EP’s 2008 mini-series, Religious and Spiritual Supports, the series will continue with additional installments in the 4th quarter of 2008 and into 2009.

•

The every other month series on ADHD will continue through 2009.

•

The Emergency Preparedness Series will begin in December 2008 and continue through several months of 2009.

•

Efforts began in July on the 2009 Annual Resource Guide, with all on schedule to release the Guide on December 23, 2008.

Military Initiatives

EPGL continues its broad efforts to offer educational tools, information, and support to families in the United States Military with a member with special needs. Through EGPL’s Exceptional Family Transitional Training Program (EFTTP), we are disseminating this information via training modules, our special military section in EP magazine each month, the EP Web site, the EP Annual Resource Guide, and the EP Bookstore.

United States Army Training Modules

EPGL is in the process of closing out its second successful year within its U.S. Army Cooperative Agreement, via its Exceptional Family Transitional Training Program (EFTTP).

During the third quarter, EPGL completed its work to deliver four training modules to the United States Army as part of its continuation project through its Cooperative Agreement with the Army. EPGL worked with a subcontractor, Camber Corporation, and collaborated closely with Army personnel to develop and deliver these training modules, which will be used to educate healthcare professionals, family caregivers, and Exceptional Family Member Program (EFMP) staff about the Army’s Exceptional Family Member Program.

EPGL will deliver the following modules:

1.

An Overview of the Exceptional Family Member Program (EFMP)

Module 1 offers basic information about the Army’s EFMP program: the purpose for its existence; enrollment requirements; criteria for enrollment; the enrollment process; the impact of enrolling in the EFMP; and the collaborative community support provided to families enrolled in the EFMP.

2.

Enrollment Into the Exceptional Family Member Program

This second module provides an enrollment introduction and information regarding: enrollment procedures; the overseas screening process; routine medical care; self-identification; forms and directives; the paperwork process from beginning to end; member information entered into the worldwide database; and updating one’s enrollment/disenrollment.

3.

Exceptional Family Member Screening

Module 3 offers an overview of screening procedures for soldiers located on/near an Army post in the United States; for families located in remote areas, not near a military training facility in the U.S.; for soldiers located overseas, but with family in the U.S.; special rules for soldiers in the Defense Attaché Program; and conclusions and resources.

4.

Respite Care

This fourth module provides information regarding who is eligible for respite care; paperwork that needs to be submitted; when, where, and how to submit paperwork; and how to obtain respite care.

Each of the modules has tidbits about advocacy woven throughout the information.  EPGL held multiple meetings in order to develop and fine-tune each module to ensure that Army families receive the most up-to-date and accurate information available pertaining to enrollment into the Exceptional Family Member Program. The meetings were held in person, virtually, via e-mail, and telephonically. This was a collaborative effort among the U.S. Army, EP Global Communications, Inc., and Camber Corporation.

EPGL is currently in discussion about the continuation of the project for the next five modules that have been requested and the ongoing maintenance required in order to assure that the modules are current with the Army’s changes at all times.

EP Magazine’s Special Monthly Military Section

EPGL continues to provide vital information to military families, servicemembers, and medical and mental healthcare professionals regarding a variety of disabilities and special needs and the unique challenges facing military families with these special needs, through its special military section each month in EP magazine. This special military section offers practical advice, as well as personal accounts that offer hope and solace. EP is delivering 8,122 copies of EP magazine each month to seventy-one installations worldwide.

Stories address the challenges of raising a military child with special needs; as well as, the challenges facing servicemembers and their families as returning servicemembers deal with physical disability or mental health concerns.  The following are some of the insightful stories provided for readers during the third quarter:

July

The military section of the July issue contained a variety of articles, including two that were part of two separate series running in EP magazine. One of those articles was a continuation of our series, “Traumatic Brain Injury/Post-Traumatic Stress Disorder.” The July installment explored the high incidence of depression among servicemembers returning from war with traumatic brain injury (TBI) and post-traumatic stress disorder (PTSD). We also kicked off our “Deployment and Children with Special Needs” series with a first installment entitled, “Young Heroes: Preparing Military Children for a Parent’s Deployment.” This series is done in conjunction with Health Net, Inc. EP also ran an informative article about “Homes for Our Troops”, an organization that builds specially adapted homes for servicemembers returning home with serious disabilities and special needs.  Readers also were able to learn more about the U.S. Army’s Soldier and Family Assistance Centers (SFACs), designed to provide one-stop services and resources for recovering wounded servicemembers and their families.  EP ran the Army’s “Army Family Covenant,” a pledge identified by Army leadership as important in conveying its commitment to Army families to take care of not only the servicemember, but his or her entire family.

August

In August, EP published the second article in its “Deployment and Children with Special Needs” series, in collaboration with Health Net, Inc., which offered guidelines on handling changes in behavior in children with special needs during the challenging time of deployment.  EP also ran an article from Health Net Federal Services regarding Fisher House™ homes, provided on installations throughout the United States so that family members of wounded servicemembers can be close at hand as their loved one recovers from injuries suffered while serving. In its ongoing relationship with EP magazine, the Military Child Education Coalition™ (MCEC™) contributed two timely articles for families preparing for the beginning of a new school year. The first article, “The Quest for the Right School,” provided information regarding MCEC’s SchoolQuest™, an online tool created by MCEC for military families with children to aid them as they search for important school information and resources. The second article, “School Entry and Exit Planning for Children with Special Needs,” offered guidelines regarding the ways in which families can handle exit from one school and entry into a new school.  EP also took the opportunity in its August issue to introduce military readers to yet another inspiring military family, the VanHooks. Deanna VanHook is a young mother who was in an accident as a teenager that resulted in partial paralysis. She now ambulates using a wheelchair. In the early 1990s, she met and married her husband, Lieutenant Commander (Commander Select) R. Thomas “Tom” VanHook, and the couple had two children, both of whom have special needs. Despite their challenges, this family’s positive attitude has caused them to thrive.

September

The military section of the September issue included the third installment in EP’s “Traumatic Brain Injury/Post-Traumatic Stress Disorder” series. This installment looked at the prevalence of substance abuse among returning servicemembers with TBI and/or PTSD. September also included a new miniseries called “Just For Teens.” This series is unique, as the articles are written directly to teens rather than to their parents. September’s topic addressed what teens can do to cope with a parent returning from military service with physical or mental health changes. It is EPGL’s hope that adult EP readers will pass on these articles as a vital resource for teens in a military family. The Military Child Education Coalition contributed an article detailing literacy and art activities that military parents can engage in with their children to help them cope with deployments and other challenges that accompany the military lifestyle. The May Institute wrote about the need for careful exploration of treatments for autism, and the National Autism Center further explored the criteria families should look for when seeking care.

EP Web Site’s Military Content and Resources

EP continues to post articles and important resource links for military families and professionals to its Web site, available round-the-clock for family members and healthcare personnel seeking more information and support for loved ones with disabilities and special needs in the unique military environment.

EP Annual Resource Guide’s Special Military Section

During the third quarter, EPGL has expanded its list of military resources that it will provide for families as well as healthcare and education professionals in the EP 2009 Annual Resource Guide. The resource guide, which is published as our January issue each year, contains contact information for over 3,000 organizations and associations across the U.S. and in Canada that provide information and services for people with disabilities and special needs.

EP Bookstore

EP Bookstore continues to receive orders from installations seeking books that will aid them in their endeavors to help their military families with special needs. Topics of ordered books in the third quarter included autism, ADHD, planning for children with special needs, and growing up with a brother or sister with special needs.

EPGL continues to build its relationships within the various services of the United States Military, as it seeks to provide information and a means of connection among families and healthcare professionals that will expand opportunities, including healthcare, education, and recreational, for military servicemembers and their family members with special needs.

EPGL-Vemics, Inc. Strategic Marketing Alliance

The Strategic Marketing Alliance between EPGL and Vemics (Visually Enhanced MultiPoint Interactive Communications System) is three years old, having been signed in late November 2005. Work on the Alliance, known as EP LiveOnline (EPLO), did not commence until the first quarter of 2006 with the launch of four online interactive programs sponsored by Allergan, Inc. of Irvine, California. The content of the four programs focused entirely on spasticity associated with cerebral palsy. In October 2007, both EPGL and Vemics mutually agreed to extend the agreement upon its expiration for three years, with an expiration date of December 31, 2010.

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

Thus far, over the past two years, we have developed, produced and implemented twenty-two online interactive seminars.  The differentiating characteristics of EP LiveOnline versus other systems used today are as follows:

1.

EPLO offers live, interactive, real-time, TV-quality programs delivered with synchronized voice over video and a full suite of educational capabilities designed to replicate anything that can be done in a live classroom setting, to an audience who has downloaded the Vemics LiveAccess software and has an appropriate video camera and microphone installed.

2.

At the same time, any online interactive seminar is also offered to an infinite number of people via streaming video. Participation via this mode is also live and in real-time, except that there is no interactive capability, however, the participant can take advantage of every other feature and can communicate via text chat.

3.

Finally, all content of every seminar is digitized and stored electronically so that it can be accessed by anyone, usually for a period of ninety days following the end of a seminar.

4.

Clinical and medical seminars offer Category I Continuing Medical Education (CME) credits for physicians, usually through an accredited teaching hospital or university, such as the University of Tennessee College of Medicine; The University of Pittsburgh School of Medicine; University of Medicine and Dentistry of New Jersey; or Rady Children’s Hospital San Diego.

5.

All clinical and medical programs are endorsed by a professional medical society, such as the Child Neurology Society (CNS) and the American Academy of Developmental Medicine and Dentistry (AADMD).

6.

Both consumers, as well as physicians, are encouraged to attend.  Registration and attendance is not restricted to physicians only for accredited programs. This approach is markedly different from traditional approaches, and reinforces and validates our belief system that empowering parents and caregivers through quality education enhances overall care and positive outcomes.

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

Operating costs, such as advertising and promotion, e-mail blasts to EPGL and Vemics databases, honoraria for faculty, streaming video costs (which are direct billed from an outside third party, Chorus Call, Inc.) and other marketing expenses are all recovered out of the proceeds of the sponsorship received.  Sponsorship revenues flow through EPGL and are identified as EPLO related, along with any costs and expenses, including shipping, postage, etc.

Equally important, however, is the utility value of the Vemics LiveAccess technology for companies and organizations purely as a meeting tool or as a way of conducting sales meetings that would otherwise require people to fly into a central site, stay overnight at a hotel, etc…a costly effort.  Use of the Vemics Technology virtually eliminates the costs of travel and allows for important sales and business development meetings to take place from offices around the world or from the comfort of employee and executive homes.  This aspect of the Strategic Alliance has taken on more significance for our respective operations.

EP LiveOnline™: Third Quarter 2008

During the third quarter of 2008, EP Global Communications, Inc. and Vemics, Inc—through its collaborative entity EP LiveOnline (EPLO)—received approval for funding of three on-line interactive seminars that will be marketed starting in the final quarter of 2008 and presented  live, during early 2009.

Merrill Lynch’s financial support for an EP LiveOnline event represents the first time that EPLO will produce an online seminar under the financial planning category.  Previously, EP LiveOnline has been producing online, interactive seminars with, and for, the healthcare industry.  Pre-program marketing and recruitment of registered attendees for the Merrill Lynch seminar will commence in November 2008, running through January 2009.  Professionals in the field of financial planning, along with families and caregivers in the special needs community, are expected to register and attend.  EP LiveOnline and Merrill Lynch expect at least 500 attendees to log-on and participate, “live” for the February 25th, 2009 event—while hundreds more are expected to register for, and view the archive recording of the seminar within a 90-day period following the live event.

On September 30th, 2008, EP was informed by the EP Foundation for Education, Inc. of the approval of a grant from Allergan’s Medical Education Division, to produce two seminars via EP LiveOnline on the subject matter of “Current Intervention Therapies for Spasticity in Movement Disorders”. These programs will offer CME accreditation through Rady Children’s Hospital in San Diego, CA.  The awareness campaign and e-blast marketing efforts to attract physician registrants, as well as allied healthcare professionals, will most likely kick-off in December  2008, with the two seminars taking place a month apart during March and April of 2009.

Looking forward, EP LiveOnline is working on producing several more interactive educational programs with organizations that are actively reviewing our proposals, such as: Dynavox, Cyberonics, Inc. and Valeant Pharmaceuticals—as well as, branches of the Military, including the US Coast Guard, US Air Force and US Navy.  Many of these EP LiveOnline programs are being planned in conjunction with the World Congress and Exposition on Disabilities 2009 (WCD Conference), which EP Global Communications will be co-producing next year.  That venue will be the perfect opportunity to capture “live” programs to be presented to a much wider audience, via the Internet on EP LiveOnline.  This will spread coverage across the entire country, including Military bases already working with EPGL and EP LiveOnline for the dissemination of educational programs for the special needs audience.

BACKGROUND - EP LiveOnline (EPLO) Educational Online Programming:

Another element in our product mix is the EPLiveOnline interactive, TV-quality, educational seminars. This is a project that capitalizes on the relationships and credibility we have built with major professional medical societies, as well as lay and consumer organizations representing the interests of people with disabilities. We have produced a total of twenty such seminars over the past three years, and are now offering these with professional medical societies such as the AADMD. The fact that all of these seminars offer Category I Continuing Medical Education (CME) credits for physicians, usually without fees, coupled with the fact that they do not have to travel, but can instead participate from the comfort of their homes or offices, helps to reduce costs and improve efficiency and educational results. To our knowledge, no other company in the United States offers the kind of comprehensive authoritative educational programming focused exclusively on chronic, life-long conditions as we do. In addition, we do this by offering live, online, real-time interactive, TV quality delivery, utilizing proprietary software with delivery

Disability Awareness Night (DAN™)

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

The Disability Awareness Night campaign has grown substantially since its launch in 2002. In 2002, we started with two teams, the New York Yankees and the Boston Red Sox, who embraced the idea that public awareness about disabilities was important. In 2003, participation expanded to fourteen teams. In 2004, we grew to twenty-seven teams, and in 2005, we held DAN events in thirty-one stadiums, including the Hall of Fame Game in Cooperstown, New York. The Hall of Fame Game was the first Military Night of Distinction where Soldiers, Sailors, Airmen, and Marines with disabling conditions as a result of the conflicts in Iraq and Afghanistan were honored on Doubleday Field, in Cooperstown, New York. In 2005 and 2006, we benefited from the participation of our lead sponsor Massachusetts Mutual Life Insurance Company, whose SpecialCare program has made significant contributions to the field of disabilities and whose financial commitment to the DAN program has been substantial.  In 2007, as in 2006, we held nearly forty DAN events, including our annual Military event.  In 2007 our annual Military event was held prior to a NASCAR race in Loudon, NH at the New Hampshire International Speedway.

During the third quarter of 2008 we continued the DAN season with twenty-six successful events.  This included our regular annual events with the Charlotte Knights, Cincinnati Reds, New York Yankees, Charleston RiverDogs, Chicago White Sox, Indianapolis Indians and Pawtucket Red Sox.  Posted below is a complete list of games that occurred during the third quarter.

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

As each event passed we were continuously reviewing our processes, asking questions like, “What could have gone better” or “How can we expand this program at this site?”  Standard After Action Reports were submitted after each event, reviewed and filed to be reviewed again prior to DAN 2009.  Pre-event conference calls were instituted allowing all the parties involved to speak to one another and ask any last minute questions.  All of the events hosted in the third quarter are viable candidates for events in 2009.

DAN expanded into several new markets during the third quarter including Fort Wayne, Lake County, Albuquerque, Everett, and Aberdeen.  DAN also returned to several other markets that have not had an event in years, such as Peoria, Erie, Toledo, Los Angeles, Frederick, Detroit, and Greensboro.  It’s through this expansion that we can further achieve our mission of increasing awareness.

During the upcoming quarter, EP will reflect upon the 2008 DAN Season and begin to plan for 2009.  Over 13,500 tickets were donated to local special needs organizations during 2008 and over half a million people were on hand to witness a DAN event at one of the 39 baseball stadiums.  There continues to be talk about a relationship with NCAA basketball, and, possibly several NBA franchises.  We are also in discussions about bringing our annual Military event to the Army/Navy football game.  We have established positive communication with both West Point and Annapolis and hope to see this come to fruition next year.  While 2008 has been the biggest year in DAN history, it is important for us not to rest on our laurels, but to continue to expand the program for 2009 and many years to come.

Trade Shows

As a world-wide media company, EP Global Communications, Inc. believes that having a company presence at key trade shows and conferences around the nation represents an excellent opportunity to accomplish several marketing objectives:

•

A cost efficient way to meet our existing advertisers as well as potential advertisers and share ideas and experiences with them and to let them know developments and new offerings of our company.

•

A proven methodology for reaching out to readers of EP magazine, solidifying our relationship with them and engaging them to spread the word and promote EP and our mission, goals and objectives.

•

A cost effective way to meet potential clients and introduce them to the various products offered in the disability marketplace.

•

A built-in way to broadcast live education programs across the country via Vemics LiveAccess to families, organizations and professionals who could not make it to attend the conference or trade show in person.

•

Expand the sale of magazine subscriptions and disability-related books.

•

Demonstrate the multi-platform capabilities of EPGL.

EPGL has also found that over the years trade shows and conferences are an excellent way to identify with speakers and presenters who, in turn, can be approached to participate in editorial contributors to the EP magazine and as faculty members for on line interactive educational seminars.

Over the years EPGL has been successful in swapping advertising space in EP Magazine in exchange for prime booth space and other valuable consideration, thus minimizing drains on cash while maximizing exposure to the very market we serve.

In the quarter ended September 30, 2008 EPGL had a presence at the following trade shows and conferences:

Autism Society of America

National Down Syndrome Congress

World Congress on Disabilities

Pediatric Neurotransmitter Disease Conference

FOB/OAA National Conference

Military Child Education Collation

ABC Kids Exposition

Abilities Exposition

During the third quarter of 2008, EPGL had a presence at the eight trade show/conferences shown above exposing EPGL and its employees representing the company to over 22,000 attendees, consumers, physicians, allied health care professionals, educators and caregivers.

Finally, during the third quarter EPGL entered into an arrangement with the World Congress & Exposition on Disabilities (WCD) to co-promote this event and EPGL will assume full managerial responsibility for the creation and development of educational programs, as well as live accredited seminars that will be disseminated via Vemics LiveAccess to both civilian and military personnel around the world.  EPGL will also have overall marketing responsibility for the WCD, inclusive of sponsorships in 2009.

Circulation and Marketing

EP has made significant strides toward its circulation goals.  Throughout the previous 12 months, concentrated and aggressive efforts have been the focal point of our Circulation Department, and those efforts have produced positive changes.

Within that period, EP has been able to move its circulation performance nearly 9% ahead of its annual performance totals for each of the past 5 years.  This positive movement is the direct result of the recent transformations undertaken within the department.

Some of the changes include new management and staff within the Circulation Department who have provided fresh ideas in circulation standards and techniques.  These new approaches have opened doors toward greater efficiency and productivity within the department, as well as a better understanding of our subscriber base, which in turn has enabled EP to significantly decrease the rate of subscription expirations.  At the same time, new subscriptions are increasing, which has lead to the positive numbers reported above.

Yet another positive direction has occurred because EP has moved most of its customer-service efforts in-house to its Corporate Office, relying less on the services provided by outside fulfillment agencies.  By bringing a greater personal level of service both to our long-time subscribers, as well as to our new subscribers, EP has created a more loyal and steady foundation of paying subscribers.  EP’s subscribers have, in return, thanked us repeatedly for our personal touch in dealing with their needs.  One of our most recent efforts has been the distribution of a customer satisfaction survey which has enjoyed a positive reception.  We have been pleased with the results of the survey thus far, and EP will continue its quest for the best ways in which to serve its subscriber base.

In the same manner in which our circulation efforts have moved forward, so have our marketing efforts.  Our most recent promotion generated nearly $70,000 of subscription revenue, as well as secured 30% of the orders for long-term lock-ins.  Other areas of increased activity include, but are not limited to, EP’s Subscription Donation Program and participation in conferences, tradeshows, and community outreach programs (either by attendance or through distribution of marketing and promotional materials).

One of EP’s newest and most exciting additions is its return to the World Congress on Disabilities (WCD).

The WCD has a mission: to bring physicians, allied health care professionals, educators, caregivers, families and people with disabilities and special health care needs together to share ideas and experiences and benefit from the knowledge each other offers.  A cornerstone of the WCD has been its superb educational program buttressed by an attractive exhibitor base displaying unique products and services designed to help people with special needs.

The WCD is becoming the premier event in the disability field.  Together with EP’s alliance with Vemics, Inc., WCD will offer educational programs that not only add credibility to the WCD, but provide for an expanded reach and audience previously unattainable.  Keynote addresses and major sessions can be offered live and on line via the LiveAccess Technology to any place on the globe with access to broadband, cable or wireless connection to the internet.

As EP has done over the years, the WCD will be accessible to our military personnel and their families.  A significant portion of the WCD will offer education and training programs for our men and women in uniform, including physicians, nurses, OT’s PT’s SLP’s ….everyone.  The WCD will offer some of the finest authorities in the special needs fields, and do so with the highest degree of energy and by taking the pulse of what those in the special needs community want and need.

EP continues to put forth efforts with the following:

•

Creation of campaigns to more closely accommodate the needs of special groups and organizations

•

Cross-promotion of the multiple resources offered by EP (e.g.: DAN events promoting EPLiveOnline)

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

•

Re-evaluation of production schedules (subscriber processing) and adjustment of operations accordingly

•

Monitoring of events on daily/weekly tracks versus monthly/quarterly/annually

•

Acquiring access to vendors’ subscriber processing databases in order to establish new operating procedures for each stage of the circulation/subscriber series of events

EP has made significant progress in the areas of circulation and marketing, and we are genuinely excited and eager to continue our ambitious efforts in reaching our growth goals for upcoming quarters.

EP Bookstore

EP Bookstore houses more than 2,300 disability-specific book titles, DVDs, videos and tapes dealing with a wide-range of disability topics.  We have been building this base of information for quite some time and are now poised to leverage its growth with targeted marketing to specific market segments such as school, public, and military base libraries across the nation.

The bulk of our bookstore has been built through negotiating with third-party publishers such as Baker and Taylor and McGraw Hill, over a period of years and with great selectivity and sensitivity.  We evaluate the extensive titles published by other book publishing companies and inquire about their sales.  Based on the information we obtain, we approach these companies, numbering more than 200 publishing houses, and negotiate with them for bulk purchases of certain titles our Editorial Advisory Board indicates are consistent with our mission, goals, and objectives.  All of this is possible because large book publishers really do not have a good sense of the disability marketplace and the specific needs our targeted audiences, whether consumer or professional in nature.

EP Bookstore has leveraged specific expertise and knowledge of the special needs community into building our wealth of resource titles.  In the continuing process of providing the latest titles in our store, we place high importance on understanding the marketing requirements for reaching this audience and whether or not we believe we can do so effectively through our magazine, Web site, and contacts within disability organizations and professional medical societies; and via distribution and sales at trade shows and conferences.

EP Bookstore also consists of book titles we own outright and exclusively.  Examples of such titles include:  No Apologies for Ritalin, by Vidya Bhushan Gupta, MD, and Patient Persistence, by Adele Gill, RN; as well as approximately five other titles.  While none of the titles have a material impact taken individually or collectively, the profit margins earned on these sales are approximately 30 percent, while the profit margins of other titles are in the vicinity of 10 percent.

Our decision to have a stake in book publishing is based on countless numbers of requests we receive to publish specific manuscripts as books.  While most are rejected, the pipeline for such valuable information is of high importance to us because many can be turned into productive titled for publication, while others serve as useful content for our other multimedia publishing activities in print or online.  We do not envision total revenues from our book operation to reach levels much beyond $200,000 per year, with profit margins on the order of 15 percent.

Results of Operations

Liquidity and Capital Resources

Cash decreased to $6,981 at September 30, 2008 from $124,058 at December 31, 2007.

Net cash used for operating activities for the nine months ended September 30, 2008 was $181,137.  The primary reasons for the cash usage were the completion of an outside funding agreement and the decrease in cash generated from business operations.

Net cash used for investing activities for the nine months ended September 30, 2008 amounted to $17,398, which represents the acquisition/disposal of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $81,458.  The increase was related primarily to related-party activity.

Management believes that with the operational cash to be generated by military programs, as well as online seminars, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecasted revenues, management believes that both the revenue generation forecasted will meet the liquidity requirements of EPGL for the fourth quarter of 2008 and into the first half of 2009.

Results of Operations

Reflected in the tables that follow are comparisons of revenue and sales and general and administrative expenses for the three months ended September 30, 2008 and 2007, as well as for the nine months ended September 30, 2008 and 2007. The Company continues to invest in methods of improving advertising revenue and these efforts are detailed below.

Revenues for the three months ended September 30, 2008, as compared to the same period in 2007, decreased by approximately $164,000 and for the year-to-date a decrease of $448,000 in revenue occurred.  Advertising revenue increased by $19,000 for the third quarter as compared to the same period in 2007.  However, advertising revenue for the first nine months was $155,000 below the first nine months of 2007.  A weak economy throughout the first nine months of 2008 contributed to the overall decrease.

Subscription revenue for the quarter decreased $14,000 as compared to the third quarter 2007 and had decreased $49,000 for nine month period ended September 30, 2007.  Marketing efforts to increase subscription revenue had fallen short of projected increases in revenue.  Subscription revenue over the past three years had a constant 12% decrease and the current marketing efforts has reversed that trend.  Moving forward in 2009 and beyond a steady increase in subscription revenue should occur.

Online seminars for the quarter were down by $118,000 as compared to the same three month period in 2007.  This large difference is due to the timing of conducting seminars in specific months.  When reviewing the nine month period ended September 30, 2007 and 2008 online seminars decreased by $98,000, which directly relates to the third quarter activity.

Book sales for the quarter ended September 30, 2008 had increased by $4,500 over the same period in 2007.  And overall, for the nine month period ended September 30, 2007 and 2008 book sales had decreased by $4,000.  If the third quarter sales continue into the fourth quarter book sales for the year should equal the 2007 level.

Special project revenue for the three month period ended September 30, 2008 had decreased by $53,000 and for the nine months ended September 30, 2008 had decreased by $140,000.  Revenue items included within the special projects category include Pocket Resource Guides, EP Live Online Equipment Sales, Custom Communications Monographs and Disability Awareness Night revenues.  All of these individual categories had decreased over the same period in 2007.

Operating Expenses Including Cost of Sales

The significant variations in the components of selling, general and administrative expense are discussed below.

For the quarter ended September 30, 2008, SG&A expenses decreased by approximately $64,000 as compared to September 30, 2007 and for the nine months ended September 30, 2008 there was a slight increase of $21,000.

There was a decrease of $43,000 in Salaries and Benefits for the quarter ended September 30, 2008.  For the year-to-date figures as of September 30, 2008 there remains an increase of $118,000.  This will continue to drop due to the personnel cuts that took place in the second quarter, as well as additional cuts to be made in the fourth quarter.

Business travel has been reduced by approximately $29,000, as a result of closer monitoring of travel expenses and reduction in the number of employees being sent to conferences and trade shows.  This close monitoring has also caused in a decrease of $46,000 for the nine month period ended September 30, 2008.

Legal Fees had increased by $9,000 for the quarter ended September 30, 2008 as a result of the arbitration hearing on the Heath Arbitration conducted in New York City during July.  Prior to this hearing Legal Fees were relatively consistent from 2007 to 2008.

Consulting fees have increased by $10,000 over the same quarter of 2007.  EPGL has entered into an agreement for consulting services as several items under litigation draw to a close.

 Other General and Administrative expenses have shown a decrease of approximately $32,000 for the three months ended September 30, 2008 and a decrease of $84,000 over 2007 levels as of September 30, 2008 for the year-to-date.  Management continues to monitor all areas of expenses in an effort to keep all associated costs below 2007 levels.

Sales and Marketing expenses increased by $10,000 for the quarter ended September 30, 2008 and also an increase of $24,000 for the nine months ended September 30, 2008.  This increase was the result of EPGL efforts to increase marketing in the areas of magazine subscriptions and bookstore sales.

Interest Expense

Interest expense increased in the third quarter of 2008 over the third quarter of 2007, by approximately $7,500; for the nine months ended September 30, 2008, interest increased $62,300 over the nine months ended September 30, 2007.  Both increases were due to the accretion of interest on funding debt to the NIR Group.    This funding of $100,000 per month was completed in November 2007.

Depreciation and amortization expenses have decreased by approximately $10,000 in the third quarter of 2008 from the third quarter of 2007.  For the nine months ended September 30, 2008, depreciation and amortization decreased $28,000 from the same period in 2007.  These decreases were the result of property and equipment being fully depreciated in 2007.

Taxes

We reflected no provision for income taxes in the first three quarters of 2008 because of the availability of a significant net operating loss carry forward to offset any taxable income.

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

The Company referred to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in determining whether the conversion option is an embedded derivative instrument. In the case of the detachable warrants and the beneficial conversion privileges, the Company concluded the fair value was nil; accordingly, the entire amount recorded as a liability was associated with the convertible debt. The calculated fair value of the convertible debt of $5,829,651 was recorded as a liability as of September 30, 2008. The convertible debt will be accreted to its face value of $6.32 million under the interest method until it is either converted or matures. As of September 30, 2008, the total accretion was $1,104,510 (of which $126,685 and $108,179 was recorded in the quarters ended September 30, 2008 and 2007, respectively; $372,224 and $308,792 was recorded in the nine months ended September 30, 2008 and 2007, respectively). Separately, the holder of the note exercised conversion privileges for 271,031,608 shares of common stock in 2008, thereby reducing the amount of the debt by $35,687.     For the period October 1, 2008 through November 13, 2008, principal and accrued interest of $4,431 was converted into 63,297,000 shares of common stock.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Joseph Braumstein, Chapter 7 Trustee of The McCabe Group versus Joseph M. Valenzano, Jr. and Psy-Ed Corporation et al. Adversary proceeding No 06-01351. When The McCabe Group (TMG) ceased business operations in October 2004, it entered into a Chapter 7 liquidation proceeding, under the terms of Title 11 of the U.S. Code (Bankruptcy).  The Chapter 7 Trustee of TMG, Joseph Braumstein in June 2006 brought a lawsuit in the U.S. Bankruptcy Court alleging that the Company and its President and CEO, jointly and severally, owed approximately $53,000 for legal fees and expenses to TMG.  The Company and its CEO are vigorously defending this complaint.  The Company and its counsel believe that further litigation will result in the ultimate dismissal of this Chapter 7 Trustee Claim.  The Company has made all timely filings with the court.  This case is now out of bankruptcy court and scheduled for trial in December 2008.

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

This case was commenced on December 17, 1999. Psy- Ed is the plaintiff and counter-claimants in this case. The Company and its president were previously successful in defending an action taken by Ms. Schive in 1996 for wrongful termination and successfully defended itself in three separate appeals made by Ms. Schive alleging that the Company and its President and CEO “discriminated against people with disabilities, especially people who were deaf” and that “the CEO orchestrated the relocation of the office from Brookline, Massachusetts to New Jersey for the purpose of terminating her employment”.  At present, most of the claims by Kimberly Schive have been dismissed and are no longer pending, either in any court proceeding or before the MCAD. Still pending are her claims for abuse of process and retaliation. The Company and its attorneys feel that further litigation should result in the ultimate dismissal of her claims

The employment of Stanley D. Klein, a former officer, director and shareholder of the Company was terminated for cause in August of 1997. He filed a complaint with the Massachusetts Commission Against Discrimination in 2000 alleging that the Company, which had brought an action against him in December 1999 for misconduct, fraud and defamation causing damage to the Company, had retaliated against him because of his support for Kimberly Schive.

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

During the non-jury trial held in June of 2006, eight of Klein’s ten claims against the Company were dismissed. The Company was found liable by the judge with respect to abuse of process in the Schive case and tortuous interference with respect to a promissory note. The balance on that note was approximately $124,000. The Company intends to rigorously defend against the decision and to date no decision with regard to any award of damages has been made, although a four and one half hour hearing on all positions regarding these matters was held on January 4, 2008 with no decision being reached.  During that hearing, attorney’s for the Company presented oral arguments in support of motions for entry of judgment in favor of the Company, Mr. Valenzano and all former and present directors on all counts or, in the alternative, for a new trial.  Company counsel also opposed the motions of Stanley Klein and Kimberly Schive for entry of judgment in their favor without the need for further proceedings concerning damages or attorney’s fees.  The attorneys for Schive have specifically sought an award of $426,661 for attorney’s fees and $125,000 in compensation for her alleged emotional distress.  Attorney’s for Klein petitioned the court for an award of $124,174 in principal on the portion of the Psy-Ed promissory Note that remained unpaid (an amount that is incorrect and disputed) plus interest from December 31, 1999 as well as $125,000 in emotional distress and $527,962 in attorney’s fees.  Company counsel argued on behalf of the defendants that it would be procedurally and substantively improper to award the plaintiffs these amounts.  The matter is now under advisement by Judge Sandra Hamlin.  Counsel for the Company is unable to render an opinion concerning how Judge Hamlin will resolve the motions for judgment in favor of the defendants and third-party defendants, nor, should some or all of those motions be denied, how the court will resolve the motions for judgment submitted by Klein and Schive.  It is the Company’s position that it will prevail with respect to any adverse findings although it is impossible to assert at this time that there is any certainty with respect to this position.

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

Arbitration in this matter took place on July 15th and 16th, 2008 at the offices of the American Arbitration Association in New York, NY.  After one and one half days of direct testimony of Mr. Heath and cross examination of EP counsel a settlement was reached.  The Company agreed to pay Mr. Heath $17,500 on or before October 1, 2008 and such amount was accrued and paid.  The matter has thus been settled between the parties.

Other than noted above, there is no litigation pending or threatened by or against us at September 30, 2008.

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

EP Global Communications, Inc. (Registrant)

By:	/s/ Joseph M. Valenzano, Jr. Joseph M. Valenzano, Jr, President, Chief Executive Officer

/s/ James McGinnis James McGinnis, Chief Financial Officer, Vice President of Operations

Dated:	November 14, 2008